Form 10-K
period 1997-12-31
PRATT CASINO CORP; PRT FUNDING CORP
filed 1998-03-31
CIK 912928, 912897

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 1997
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number             33-69768
                       -------------------------------

                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

            DELAWARE                                            75-2502289
            DELAWARE                                            75-2502292
---------------------------------                       ------------------------
(States or other jurisdictions of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.'s)

       C/O SANDS HOTEL & CASINO
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
       ATLANTIC CITY, NEW JERSEY                                      08401
-----------------------------------------                         --------------
(Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code):       (609) 441-0704
                                                     ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:

   $85,000,000 PRINCIPAL AMOUNT OF
11 5/8% SENIOR NOTES DUE APRIL 15, 2004
---------------------------------------     ------------------------------------
          Title of each class               Name of exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X         NO
                                                     ---           ---

   As of March 27, 1998, 1,000 shares of Common Stock of PRT Funding Corp., $1.00 par value, were outstanding, all of which were held by Pratt Casino Corporation. As of March 27, 1998, 1,000 shares of Common Stock of Pratt Casino Corporation, $1.00 par value, were outstanding, all of which were held by an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                      NONE

                                    PART I


ITEM 1.  BUSINESS

GENERAL
-------

   The registered securities consist of 11 5/8% Senior Notes (the "PRT Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding"). PRT Funding is wholly owned by Pratt Casino Corporation ("PCC"), a Delaware corporation and an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. Prior to December 31, 1996, Hollywood Casino Corporation ("HCC") owned approximately 80% of the common stock of GBCC; such stock was distributed by HCC to its shareholders. GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAA"; GBCC is subject to the reporting requirements of the Securities Act of 1934. PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by PCC. PRT Funding and PCC have principal executive offices at Indiana Avenue & Brighton Park, 9th Floor, Atlantic City, New Jersey 08401.

   PRT Funding was organized during September 1993 as a special purpose subsidiary of PCC for the purpose of borrowing funds through the issuance of the PRT Funding Notes for the benefit of PCC and certain of its subsidiaries.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), which is a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC.

   On January 5, 1998, GBHC, Holdings, and GB Property Funding Corp. ("GB Property Funding"), a wholly owned subsidiary of Holdings, each filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable.

   PCC is a holding company that, through its subsidiaries, owns and manages the Sands. In addition to its ownership of Holdings, PCC is also the sole limited partner of Pratt Management, L.P. ("PML"), a limited partnership which manages a riverboat gaming and entertainment facility located in Aurora,
Illinois (the "Aurora Casino") owned by HCC.   Effective April 1, 1997, HCC
acquired the general partnership interest in PML from another subsidiary of GBCC. PCC also has a consulting agreement with HWCC-Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, which owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). The contract, which expires on December 31, 2003, provides for a monthly fee of $100,000.
Debt service on the PRT Funding Notes is funded primarily from management fees earned through NJMI from the Sands, from distributions made to PCC by PML (resulting from fees generated under the Aurora Casino Management Contract - see "Pratt Management, L.P." below) and from consulting fees earned from the Tunica Casino, supplemented by dividends, if any, received from GBHC.

THE SANDS MANAGEMENT CONTRACT
-----------------------------

   NJMI manages the Sands for GBHC pursuant to the Sands Management Contract, which was executed in August 1987 and has an initial term of 99 years. PCC acts as the sole and exclusive agent of GBHC in the supervision, direction and control of the management of the Sands and any additions or expansions thereof.

   NJMI receives (i) a base services fee of 1.5% of gross revenues (as defined), which approximates net revenue, and (ii) an incentive fee determined as a varying percentage of gross operating profit (as defined), less the base service fee. The incentive fee equals 5% of gross operating profit and increases in increments (up to 7.5%) for each $5 million increase in gross operating profit. Both the base services and incentive fees are paid monthly in arrears.

   The Sands Management Contract can be terminated by either party upon 180 days written notice in the event of the other party's material breach of the agreement, inability to pay debts generally as they become due, bankruptcy or other similar proceedings, action to suspend normal business operations, or imposition of any materially adverse levy or judgment. Furthermore, NJMI has the right to terminate the Sands Management Contract if GBHC fails to furnish funds required for NJMI to manage the Sands or fails to compensate or reimburse NJMI, and NJMI is entitled to liquidated damages in an amount equal to twice the base services fee and the incentive fee earned by NJMI in the preceding fiscal year. As a result of its bankruptcy filing, GBHC can elect to reject the Sands Management Contract at any time subject to a damage claim by NJMI. The amount of damages, if any, would ultimately require approval of the Bankruptcy Court.

THE SANDS
---------

   For a description of the Sands' facilities, please refer to "Item 2. - Properties."

   Business Strategy. The Sands' marketing strategy in the highly competitive
   -----------------
Atlantic City market has consisted of seeking higher-value repeat patrons through its ongoing capital improvements program and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands has strived to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment.

   Generally, the Sands has three types of patrons: high-end patrons, drive-in patrons, and bus patrons. High-end patrons have gaming budgets of $5,000 or more per visit, drive-in patrons typically live within a 200 mile radius of the Sands and utilize the Sands' parking garage and bus patrons are generally day-travelers who purchase "ticket coin packages" which include bus transportation to and from the casino and a specified amount of coins to use in the casino.

   In implementing the Sands' marketing and operating strategy, the Sands uses proprietary casino information technology of Advanced Casino Systems Corporation ("ACSC"), an affiliate of GBHC. This technology includes ACSC's table game and slot machine monitoring systems which enable the Sands to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines are connected with, and information with respect to table games can be input into its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in developing a loyal base of higher value patrons. ACSC's systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

   Management uses its data bases to focus its marketing efforts on patrons who have been identified as higher value patrons. Management believes that its process of identifying higher value patrons, encouraging participation in its casino player's card program and tailoring promotions and special events to cater to this market segment enhances the profitability of the Sands.

   The Sands also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its data base capabilities to directly market to these patrons in an attempt to convert them into repeat patrons.

   Competition.  The Sands faces intense competition from the 11 other existing
   -----------
Atlantic City casinos. According to reports of the New Jersey Casino Control Commission (the "Casino Commission"), the twelve Atlantic City casinos currently offer over one million square feet of gaming space. Several companies have announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts has announced plans for an approximately $1 billion resort complex consisting of a casino, a 4,000 room hotel, several theaters and an upscale shopping concourse at a site located in the Marina District. The State of New Jersey has announced a tunnel project connecting the Atlantic City Expressway with the Marina District. Sun International acquired an existing casino in Atlantic City and is proceeding with a significant expansion and renovation including the addition of hotel rooms and gaming space. Bally's Park Place is currently constructing a new parking and bus facility and Caesars' Atlantic City is constructing a new entrance to their facility, both located directly on Pacific Avenue. Other individuals have also submitted applications and have been qualified in New Jersey to hold casino licenses. Legislation enacted during 1996 and 1993 requires the allocation of an aggregate of $175 million of Casino Reinvestment Development Authority ("CRDA") funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. The CRDA is a governmental agency which administers the statutorily mandated investments made by casino licensees. Competitors of the Sands which have the financial resources and that can currently access such funds and are capable of physically expanding their facilities so as to take advantage of such subsidy may benefit disproportionately from such legislation. Plans have been announced by other casino operators to complete expansions within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos could significantly increase the competitiveness of the Atlantic City market.

   In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking spaces, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City. GBHC believes that in prior years its operating strategy enabled the Sands to compete against most other Atlantic City casino/hotels. However, many of its competitors have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC and, as a result, the Sands' facilities and amenities have fallen behind many of the other casinos. In addition, the lack of access to Pacific Avenue has hampered the Sands' efforts to expand its "drive-in" patron base.

   Management estimates that a significant amount of the Sands' revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past two years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. Gaming on cruise ships departing from New York City has recently begun and further expansion of such activities is uncertain at this time. In addition, slot machines are now allowed at race tracks in the State of Delaware.

   Industry Developments.  A number of significant changes to the regulations
   ---------------------
governing the casino industry have been approved by New Jersey regulators in recent years. Significant deregulation of the industry began in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act") and has continued with additional rule modifications to continue to stimulate industry growth. Partly as a result of such regulatory changes, revenues have shown small, but steady increases from $3.7 billion in 1995 to $3.8 billion in 1996 to $3.9 billion in 1997.

   Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1997 slot win accounted for nearly 70% of total Atlantic City gaming win. Table games remain important, however, to a select segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

   Casino Credit.  Casino operations are conducted on both a credit and a cash
   -------------
basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the year ended December 31, 1997, gaming credit extended to Sands' customers accounted for approximately 26.8% of overall table game wagering, while table game wagering accounted for approximately 21.5% of overall casino wagering during the period. At December 31, 1997, gaming receivables amounted to $22 million before allowances for uncollectible gaming receivables amounting to $14.9 million. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

   License Agreement.  GBCC entered into a 99-year license agreement (the "Sands
   -----------------
License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey . GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. Such charges amounted to $290,000, $283,000 and $288,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

   Employees and Labor Relations.  In Atlantic City, all casino employees,
   -----------------------------
except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1997, there were approximately 3,000 employees at the Sands. The Sands has collective bargaining agreements with three unions that represent approximately 1,000 hotel employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 1999. Collective bargaining agreement negotiations with a fourth union are currently underway. Management considers its labor relations to be good.

   Casino Regulation.  Casino gaming is strictly regulated in Atlantic City
   -----------------
under the Casino Act and the rules and regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The laws, rules and regulations affecting Atlantic City gaming operations concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

   The Casino Act requires that all casino operations be licensed by the Casino Commission and that all employees (except for certain non-casino job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission.

A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC and NJMI have been issued plenary casino licenses, and GBCC has been approved as a holding company of a casino licensee.

   The plenary licenses issued to GBHC and NJMI to own and operate the Sands were renewed by the Casino Commission in September 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997. Such review took place and the Sands is scheduled for another review in 1998. Terms of the current license require GBHC to comply with periodic financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates.

   The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1997, 1996 and 1995, the taxes assessed by, and the license and other fees incurred by the Sands amounted to $22.4 million, $23.5 million and $25 million, respectively.

   The Casino Act also requires a casino licensee to make certain approved investments (including CRDA bonds) in New Jersey of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues.

   GBHC has, from time to time, contributed certain amounts held in escrow to the CRDA. In return, the CRDA granted GBHC waivers of certain of its investment obligations in future periods. GBHC made such contributions during the years ended December 31, 1997, 1996 and 1995 totaling $147,000, $1.5 million and $250,000, respectively, resulting in waivers granted by the CRDA during 1997 and 1995 totaling $75,000 and $128,000, respectively. No such waivers were granted during 1996; however, the contributions were designated for projects expected to benefit the community and the Sands facility.

   The Casino Act also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Casino Commission. In the case of corporate holding companies whose stock is publicly traded, the Casino Commission may require divestiture of the security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the Casino Act.

   Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, (ii) less than 20% of such company's indebtedness or (iii) less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investor will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

PRATT MANAGEMENT, L.P.
----------------------

   Pursuant to the Agreement of Limited Partnership, PML makes distributions to PCC in an amount equal to 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, all of which comes from management fees received from the management of the Aurora Casino pursuant to the Aurora Casino Management Contract. For the year ended December 31, 1997, distributions totaled $6.5 million.

   The Aurora Casino Management Contract.  PML manages the Aurora Casino
   -------------------------------------
pursuant to the Aurora Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

   PML receives a quarterly base management fee generally equal to 5% of operating revenues (as defined in the agreement). However, for so long as certain indebtedness of HCC remains outstanding, payment of the base services fee is (i) subject to a maximum of $5.5 million in any consecutive 12 month period; (ii) subordinate to payment of interest on the HCC indebtedness and certain other indebtedness; and (iii) conditioned upon compliance with indentures governing such indebtedness. PML also receives an incentive fee equal to 10% of gross operating profit (as defined in the agreement).

   The Aurora Casino Management Contract can be terminated by either party upon 45 days prior written notice in the event of the other party's material breach of the agreement, inability to pay debts generally as they become due, bankruptcy or other similar proceedings, action to suspend normal business operations, or imposition of any materially adverse levy or judgment. Furthermore, PML has the right to terminate if the HCC subsidiary which owns the Aurora Casino fails to furnish funds required for PML to manage the Aurora Casino or fails to compensate or reimburse PML. In such case, PML is entitled to liquidated damages in an amount equal to 10 times the aggregate base services fee and incentive fee earned by PML in the preceding fiscal year.

   State Regulation - Supplier's License.  PML is required to maintain a
   -------------------------------------
supplier's license with respect to the management services it provides to the Aurora Casino. PML's supplier's license expired in December 1997 and was renewed by the Illinois Gaming Board through December 1998. A supplier's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licenses must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

   A holder of any license is subject to imposition of penalties and fines, suspension or revocation of such license, or other action for any act or failure to act by such holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. The Illinois Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures.

THE AURORA CASINO
-----------------

   The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos in Illinois now operating within 50 miles of downtown Chicago. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 975 slot machines and approximately 55 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly-themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, a gourmet restaurant, a large buffet and a diner. Patrons of the Aurora Casino are offered valet and self-parking in two multi-level parking garages that accommodate approximately 1,340 cars, as well as other available surface parking.

   One parking garage is located directly across the street and is connected to the Pavilion through a climate controlled tunnel. The structure also contains approximately 1,500 square feet of retail space, the "Hollywood Casino(R) Studio Store," a highly-themed store selling logo items licensed from motion picture studios as well as first-run movies on videocassette. See "Properties - The Aurora Casino".

   In 1995, the Company completed a 10,000 square foot expansion of one of the Aurora Casino's riverboats. The casino expansion increased the Aurora Casino's gaming space by approximately 45% to the current 32,100 square feet, allowed the facility to offer patrons the maximum number of gaming positions permitted by Illinois gaming regulations in a spacious, highly-themed setting. The Company also completed a renovation of the Aurora Casino's second riverboat casino in September 1995 which included the installation of new interior decor more extensively utilizing the Company's Hollywood Theme and the reconfiguration of gaming areas to provide a more spacious and comfortable setting.

   Business Strategy.  The Aurora facility's primary market is the affluent
   -----------------
suburbs north and west of Chicago. Based on a sampling of its patrons, the Company believes that the casino drew approximately 36% of its patrons from such suburbs during 1997. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by trains which average 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 135,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation; however, one existing license is currently available for reissue. There are also five riverboat casino operations in northwestern Indiana which compete within the Chicago-area market.

   The Aurora Casino's riverboats currently depart from their landings for as many as 14 daily cruises on weekdays and 17 cruises on weekends, commencing at various times from 9:00 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. The use of a staggered cruise schedule with two vessels significantly reduces the waiting time until the next gaming session for patrons who miss a cruise departure. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two to three hours of gaming per cruise, depending on the cruising schedule. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

   The Aurora Casino employs a marketing strategy designed to take advantage of its proximity to the affluent northern and western suburbs of Chicago and the large population base of the Chicago metropolitan area. Management uses a patron data base developed through ACSC's systems to focus its marketing efforts on patrons who have been identified through the system as having the characteristics of a higher value patron. Given the limited number of gaming positions available on each daily casino excursion, management believes that its process of identifying the premium patron, encouraging participation in its various casino players' card programs and tailoring promotions and special events to cater to this market segment will enhance profitability.

   The Aurora Casino also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Company's gaming facility and its casino players' card programs, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

   Management believes that the Aurora Casino's facilities, in particular its highly-themed dockside Pavilion and its close proximity to the Paramount Theatre, an 1,800-seat art deco theatre in which the Company features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Frank Sinatra, Tom Jones, Ann-Margaret, the Temptations, Howie Mandel, Willie Nelson and the Bolshoi Ballet.

   Competition.  The gaming industry is highly fragmented and characterized by a
   -----------
high degree of competition among a large number of participants, some of which have greater financial and other resources than HCC. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals, Indian gaming and other forms of legalized gaming in the United States and other jurisdictions. Casino gaming is currently permitted in a number of states, including Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, and in Windsor, Ontario, Canada, as well as on Native American Indian lands in certain states. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition and could have a material adverse impact on the Aurora Casino.

   The Illinois Riverboat Gambling Act and the rules promulgated by the Illinois Gaming Board thereunder (the "Riverboat Act") authorizes only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation; however, one licensed site ceased gaming operations in July 1997. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The Aurora Casino also competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 25 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Legislation could also be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Company's principal market. In addition, three groups have been chosen to operate casinos in the Detroit, Michigan market; however, the establishment of a regulatory system and subsequent licensing have yet to be accomplished. Accordingly, it is not anticipated that any Detroit casino will be operational until 2001. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana and Michigan under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

   Casino Credit.  Casino operations are conducted on both a credit and a cash
   -------------
basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1997, gaming credit extended to customers accounted for approximately 14% of overall table game wagering, while table game wagering accounted for approximately 13% of overall casino wagering during the period. At December 31, 1997, gaming receivables amounted to $2.1 million before allowances for uncollectible gaming receivables which amounted to $483,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

   Employees and Labor Relations.  In Aurora, all casino employees must be
   -----------------------------
licensed by the Illinois Gaming Board. At December 31, 1997 there were approximately 1,500 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

   Casino Regulation.  The Riverboat Act authorizes riverboat gaming on
   -----------------
navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

   The Riverboat Act does not limit the maximum bet or per patron loss and licensees may set any maximum or minimum limits on wagering. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. Gaming sessions are limited to a four hour duration; however, special event extended cruises may be authorized by the Illinois Gaming Board.

   If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to inclement weather, river icing, or mechanical or structural difficulties, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. Recently, the Illinois Gaming Board amended its rules to clarify the circumstances under which dockside gaming will be permitted and to require the imposition of a fine for violations of the cruising requirements.

   A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $7.2 million, $6.4 million and $5.4 million , respectively, during 1997, 1996 and 1995. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at the rate of 20%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $30.7 million, $31.3 million and $29.3 million, respectively, for the years 1997, 1996 and 1995. Effective January 1, 1998 the wagering tax rate was revised to a graduated tax at rates ranging from 15% to 35% based on total adjusted gross receipts. Had the new rates been in effect for the year ended December 31, 1997, the Aurora Casino's wagering tax would have increased to $41.3 million, which in turn would have reduced PML's management fee by approximately $1 million.

   The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming employees and into alleged violations of the Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

   Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Riverboat Act also provides for civil penalties equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation.

   The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

THE TUNICA CASINO CONSULTING AGREEMENT
--------------------------------------

   PCC, by virtue of its ownership and management of the Sands and its management of the Aurora Casino, had certain casino management experience and expertise which, at the time of its opening, the Tunica Casino did not have. In order to utilize PCC's experience and expertise, the Tunica Casino entered into a consulting agreement with PCC as of January 1, 1994. The agreement has a term of 10 years and provides, among other things, for PCC to advise and consult the Tunica Casino on any matters relating to business and for monthly payments of $100,000 to PCC for its performance thereunder. The Tunica Casino is also obligated to reimburse PCC for its direct costs and expenses incurred under the agreement.

ITEM 2. PROPERTIES

     The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 76,000 square feet of gaming space containing approximately 2,025 slot machines and approximately 105 table games; a hotel with 532 rooms (including 59 suites); six restaurants; two cocktail lounges; two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,750 vehicles. In addition, a nearby warehouse and a building in Atlantic City that houses an auto shop facility also support the Sands' operations.

     On February 17, 1994, GB Property Funding issued $185 million of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2.5 million became due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. During May 1997, GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes which were used on June 4, 1997 to make the July 15, 1997 required principal payment.

     On January 5, 1998, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. As a consequence of the filing, the principal and interest payment due on January 15, 1998 was not made and the accrual of additional interest on the 10 7/8% First Mortgage Notes has been suspended.

     On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest.
The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described above. As a result of the Chapter 11 filings discussed in the previous paragraph, a default under the Indenture for the PRT Funding Notes has occurred. As a consequence, the outstanding principal balance of the PRT Funding Notes has accelerated and is currently due and payable.

     Although it has no ownership interest in the Aurora Casino, PCC manages the facility under the Aurora Casino Management Contract. For a description of the facility, see "Business - The Aurora Casino" above.

ITEM 3.   LEGAL PROCEEDINGS

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. No such proceedings have been initiated and negotiations with PRT Funding's creditors are currently underway for a possible restructuring of the debt obligations.

     GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of PCC.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

     PRT Funding's common stock, 1,000 shares with par value of $1.00 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by Pratt Casino Corporation.

     PCC's common stock, 1,000 shares with par value of $1.00 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by PPI Corporation, a wholly owned subsidiary of GBCC.

     PRT Funding has not paid any dividends in the past and has no plans to pay any dividends in the future. PCC paid dividends to its sole shareholder in 1994 as part of a financial restructuring; PCC has no plans to pay dividends on its common stock in the foreseeable future. See Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose specified restrictions on the transfer of funds.

ITEM 6.  SELECTED FINANCIAL DATA

PRT FUNDING CORPORATION AND PRATT CASINO CORPORATION

   The following tables set forth selected financial information for PRT Funding and PCC and are qualified in their entirety by, and should be read in conjunction with, PRT Funding's and PCC's Financial Statements and notes thereto contained elsewhere herein. The data as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, have been derived from the audited financial statements of PRT Funding and PCC contained elsewhere in Item 8.

                               PRT FUNDING CORP.

STATEMENT OF OPERATIONS DATA:
                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1997       1996       1995       1994     1993(1)
                                                ---------  ---------  ---------  ---------  --------
                                                                   (IN THOUSANDS)
Interest income...............................  $ 12,077   $ 12,102   $ 12,093   $ 10,505   $   -
Interest expense..............................   (12,075)   (12,075)   (12,075)   (10,505)      -
General and administrative expenses...........         -          -         (2)       (11)      -
                                                --------   --------   --------   --------   -----
Operating income..............................         2         27         16        (11)      -
Valuation provision on affiliate receivables..   (33,988)         -          -          -       -
                                                --------   --------   --------   --------   -----
(Loss) income before income taxes.............   (33,986)        27         16        (11)      -
Income tax provision..........................         -         (6)        (1)         -       -
                                                --------   --------   --------   --------   -----
Net (loss) income.............................  $(33,986)  $     21   $     15   $    (11)  $   -
                                                ========   ========   ========   ========   =====

BALANCE SHEET DATA:
                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  1997       1996       1995       1994     1993(1)
                                                ---------  ---------  ---------  ---------  --------
                                                                   (IN THOUSANDS)
Total assets..................................  $ 73,321   $105,113   $102,893   $103,975   $   1
Total debt....................................   100,000    100,000    100,000    100,000       -
Shareholder's (deficit) equity................   (33,960)        26          5        (10)      1

----------------------------------------------

(1) PRT Funding was incorporated on September 29, 1993.

                            PRATT CASINO CORPORATION

STATEMENT OF OPERATIONS DATA:
                                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------
                                                      1997         1996       1995       1994       1993(1)
                                                  ------------  ----------  ---------  ---------  -----------
                                                                        (IN THOUSANDS)
Net revenues....................................  $ 257,455     $ 265,961   $285,150   $276,189   $262,440
                                                  ---------     ---------   --------   --------   --------
Expenses:
   Departmental.................................    215,907       235,285    223,631    215,081    201,911
   General and administrative...................     13,420        15,492     18,387     19,575     19,241
   Depreciation and amortization................     14,420        19,669     20,296     19,179     19,829
                                                  ---------     ---------   --------   --------   --------
    Total expenses..............................    243,747       270,446    262,314    253,835    240,981
                                                  ---------     ---------   --------   --------   --------

   Income (loss) from operations................     13,708        (4,485)    22,836     22,354     21,459
                                                  ---------     ---------   --------   --------   --------
Non-operating income (expense):
   Interest income..............................      1,801         1,799      1,945      2,186      1,831
   Interest expense.............................    (33,167)      (32,836)   (32,295)   (30,563)   (25,067)
   Gain on disposal of assets...................         59            13         56         73          -
   Equity in earnings of limited partnership....      7,008         6,162      6,429      6,264          -
                                                  ---------     ---------   --------   --------   --------
    Total non-operating expenses, net...........    (24,299)      (24,862)   (23,865)   (22,040)   (23,236)
                                                  ---------     ---------   --------   --------   --------

(Loss) income before income taxes, cumulative
   effect of accounting change, extraordinary
   and other items..............................    (10,591)      (29,347)    (1,029)       314     (1,777)
Valuation provision on affiliate receivables....     (9,650)            -          -          -          -
Write off deferred financing costs..............     (6,515)            -          -          -          -
Reorganization costs............................       (505)            -          -          -          -
                                                  ---------     ---------   --------   --------   --------
Loss before income taxes, cumulative effect of
   accounting change and extraordinary item.....    (27,261)      (29,347)    (1,029)       314     (1,777)
Income tax provision............................     (9,518)       (4,347)      (529)    (1,490)      (649)
                                                  ---------     ---------   --------   --------   --------

Loss before cumulative effect of accounting
   change and extraordinary items...............    (36,779)      (33,694)    (1,558)    (1,176)    (2,426)
Extraordinary item:
  Cost of early retirement of debt, net of
  related tax benefit...........................        310             -          -          -     (5,667)
Cumulative effect of accounting change..........          -             -          -          -      2,000
                                                  ---------     ---------   --------   --------   --------

Net loss........................................  $ (36,469)    $ (33,694)  $ (1,558)  $ (1,176)  $ (6,093)
                                                  =========     =========   ========   ========   ========

BALANCE SHEET DATA:
                                                                        DECEMBER 31,
                                                  -----------------------------------------------------------
                                                     1997(2)       1996       1995       1994       1993(1)
                                                  ------------  ----------  ---------  ---------  -----------
                                                                        (IN THOUSANDS)
Total assets....................................  $   6,258     $ 234,286   $256,940   $255,778   $225,905
Total debt......................................    100,000       285,442    285,453    285,463    183,094
Shareholder's deficit...........................   (141,574)     (105,105)   (71,411)   (69,853)   (19,393)

----------------------------------------------

(1) PCC was incorporated in September 1993 and acquired GBHC and NJMI through capital contributions from its parent. The combination was accounted for as a combination of entities under common control, a method of accounting similar to a pooling of interests; accordingly, the financial data for PCC is presented as if the accounts of PCC and its subsidiaries had always been combined.

(2) As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, PCC's control over these subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, these subsidiaries are excluded from the consolidated balance sheet of PCC at December 31, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of PCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or PCC in particular, and other risks indicated in PCC's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to PCC or its management are intended to identify forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

   PCC and its subsidiaries conduct two major business activities.

   PCC and NJMI provide management and consulting services or invest in entities which provide such services to affiliates which own hotel and casino properties. Cash flow from such activities, specifically the PML limited partnership interest held by PCC, the Tunica Consulting Contract and the Sands Management Contract have historically been sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding Note indenture, on the Junior Subordinated Notes.

   As a consequence of the Chapter 11 filing by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which accelerated and became immediately due and payable together with accrued interest. The bankruptcy filing of GBHC also permits it to reject the Sands Management Contract which is an important source of funds for debt service on the PRT Funding Notes. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. Consequently, PCC, as guarantor of the PRT Funding Notes, is presently in negotiations with the PRT Funding noteholders seeking to restructure its obligations. There can be no assurance at this time that such negotiations will result in restructuring of its obligations. Accordingly, there is substantial doubt about the ability of PCC to continue as a going concern.

   Holdings and GBHC own the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. Beginning in early 1996 and continuing through 1997, due to declines in operating cash flow discussed in "Results of Operations," the Sands required periodic financial assistance from PCC and GBCC in order to meet debt service obligations and would have required substantial additional financial assistance to make the January 15, 1998 principal and interest payments due on the 10 7/8% First Mortgage Notes.

   GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions seeking protection under Chapter 11 of the Bankruptcy Code.

   As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it develops a plan of reorganization for submission to its creditors and the Bankruptcy Court. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of PCC.

RESULTS OF OPERATIONS

   GENERAL

    PCC earned income from operations of $13.7 million for the year ended December 31, 1997 as compared to a loss from operations of $4.5 million during 1996 and income from operations of $22.8 million in 1995. PCC's operating results by activity are set forth below.

    The Sands earned income from operations, exclusive of management fees paid to NJMI, of $14.3 million for the year ended December 31, 1997 compared to a loss from operations of $3.7 million sustained during 1996 and income from operations earned of $24.2 million in 1995. Operating results during the first nine months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results were adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share and to a lesser degree by severe winter snowstorms in January and February. Although net revenues at the Sands declined to $256.3 million in 1997 from $264.8 million in 1996 and $284 million in 1995, operating expenses decreased significantly in 1997 by $25.7 million (9.4%) from 1996. This decrease is due to reductions in marketing and advertising costs of $11.1 million (15.1%) and salaries and related benefits costs of $5.9 million (6%) as a result of management's efforts to control costs while maintaining positive gross operating profit. Operating expenses increased by $6.5 million (2.4%) during 1996 compared to 1995 primarily due to a $10.9 million (17.3%) increase in advertising and marketing costs due to the aggressive marketing programs discussed above.

    Distributions received from PML amounted to $6.5 million during 1997, approximating PCC's equity in PML's earnings of $7 million; distributions from PML are paid in arrears. This compares favorably to distributions from PML of $6.4 million in each of the years ended December 31, 1996 and 1995 and equity in PML's income of $6.2 million and $6.4 million, respectively, in 1996 and 1995. Management fees earned by PML during 1997 did not change significantly from those earned during 1996 or 1995. Operating expenses of PML decreased $605,000 (28.3%) during 1997 compared to 1996 reflecting management efficiencies resulting from an increasingly mature operation. In addition, PCC received $1.2 million with respect to its consulting agreement with the Tunica Casino for each of the years ended December 31, 1997, 1996 and 1995.

    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                    YEAR ENDED DECEMBER 31,
                             -------------------------------------
                                1997         1996         1995
                             -----------  -----------  -----------
                              (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                 $   74,083   $   79,127   $   95,835
 Slot machines                  157,312      159,972      163,821
 Other (1)                        3,082        3,790        4,392
                             ----------   ----------   ----------

  Total                      $  234,477   $  242,889   $  264,048
                             ==========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                 $  524,040   $  576,577   $  606,283
                             ==========   ==========   ==========

 Hold Percentages: (3, 4)
  Sands                            14.1%        13.7%        15.8%
  Atlantic City                    15.0%        15.5%        15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)               $1,916,350   $1,954,612   $1,892,159
                             ==========   ==========   ==========

 Hold Percentages: (3, 4)
  Sands                             8.2%         8.2%         8.7%
  Atlantic City                     8.4%         8.3%         8.5%

____________________________

(1) Consists of revenues from poker and simulcast horse racing wagering.

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (collectively, the "drop") and coins wagered in slot machines ("handle").

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

(4) The Sands' hold percentages are reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available; consequently, industry percentages have been calculated based on information available from the New Jersey Casino Control Commission.

    Table games drop at the Sands declined $52.5 million (9.1%) during 1997 compared with 1996 and $29.7 million (4.9%) during 1996 compared with 1995. The Sands' decreases compare with increases of 4% and 5%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 6.8% during 1997 from 7.7% during 1996 and from 8.5% during 1995. The Sands' 1997 table game drop decrease is attributable to declines in patron volume from both the rated and unrated segments. Expansions of other Atlantic City casinos resulted in an increase of approximately 92,000 square feet of gaming space and 73 tables at December 31, 1997 compared to December 31, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 3.1%. The decline in table game drop during 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment. Table game drop throughout 1996 was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The last six months of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

    Slot machine handle decreased $38.3 million (2%) during 1997 compared with 1996 after increasing $62.5 million (3.3%) during 1996 compared with 1995. The Sands' changes compare with increases in slot machine handle of 2.2% and 4.9% for all other Atlantic City casinos during the same periods. As a result, the Sands' market share of slot machine play declined to 5.9% in 1997 from 6.1% in 1996 and 6.2% in 1995. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 7.8% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands during 1997 is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games. The 1996 increase in slot machine handle is largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which resulted in significant increases in the number of bus patrons for 1996 compared to 1995. The Sands' average number of slot machines increased by less than 1% during 1996 compared to an increase of 11.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 121,000 square feet of casino space and further contributed to the Sands' decline in market share.

    REVENUES

    Casino revenues at the Sands decreased by $8.4 million (3.5%) during 1997 compared with 1996 and by $21.2 million (8%) during 1996 compared with 1995. Decreases in both slot machine and table game wagering during 1997 were partially offset by improvements in the table game hold percentage. Most of the decline in casino revenues during 1996 is attributable to table games which were impacted by both a decline in gross wagering as discussed previously and by a significant and unusual decrease in the table games hold percentage at the Sands to 13.7% during 1996 compared to 15.8% during 1995. The 3.3% increase in slot machine wagering at the Sands during 1996 compared to 1995 was more than offset by a decline in the slot machine hold percentage to 8.2% from 8.7%.

    Rooms revenue did not change significantly during 1997 compared with 1996 or during 1996 compared with 1995. Food and beverage revenues decreased $1.7 million (4.8%) during 1997 compared with 1996 after increasing $1.6 million (4.9%) during 1996 compared with 1995. The 1997 decrease reflects the decline in patron volume while the 1996 increase reflects the opening of the Epic Buffet during the third quarter of 1995. Other revenues decreased $1.6 million (23%) during 1997 compared to 1996 as a result of replacing ongoing "review show" type entertainment with less frequent "star show" entertainment. Other revenues increased $1.4 million (24.5%) during 1996 compared with 1995 as a result of an increase in theater entertainment revenue.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs.
As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.4% during 1997 from 56.1% during 1996 and 57.6% during 1995. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $19.2 million (8.8%) during 1997 compared to 1996 after having increased by $9.7 million (4.6%) during 1996 compared to 1995. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense. The 1996 increase was primarily due to the expansion of various marketing programs in response to competitive pressures. The additional costs of marketing programs in 1996 resulted in greater allocation of rooms, food and beverage and other expenses to casino expense. Such increases were partially offset by a $1.6 million reduction in gaming taxes during 1996 compared with 1995.

    Rooms expense increased $171,000 (7.1%) during 1997 compared to 1996 following a decrease of $186,000 (7.1%) during 1996 compared to 1995. The 1997 increase results from a lesser percentage of rooms being sold on a complimentary basis which has reduced the allocation of room costs to the casino department. The 1996 decrease reflects the increased allocation of rooms expense to the casino department resulting from increases in casino marketing activities relating to rooms. Food and beverage expense did not change significantly during 1997 compared to 1996 following an increase of $867,000 (8.9%) during 1996 compared to 1995. The 1996 increase reflects increased costs associated with the opening of the Epic Buffet partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses decreased $502,000 (15.4%) in 1997 from 1996 after increasing $1.3 million (63.5%) in 1996 from 1995. The 1997 decrease is primarily due to cost savings with respect to theater entertainment whereas the 1996 increase results from higher theater entertainment costs partially offset by increased allocations to the casino department.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased by approximately $2.1 million (13.4%) during 1997 compared to 1996 following a $2.9 million decrease (15.7%) during 1996 as compared to 1995. Cost containment measures implemented by management during the second half of 1996 have continued to reduce administrative costs through 1997. In addition, the 1996 decrease is due to reductions in equipment rentals at the Sands and, to a lesser extent, reductions in payroll costs associated with NJMI's management of the Sands.

    DEPRECIATION AND AMORTIZATION

    As a result of revising the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain long lived assets, depreciation and amortization expense during 1997 decreased by $5.2 million (26.7%) compared to 1996. The decrease in depreciation and amortization expense during 1996 compared to 1995 was $627,000 (3.1%).

    INTEREST

    Interest income did not change significantly during 1997 compared to 1996. Interest income decreased $146,000 (7.5%) during 1997 compared with 1996 due to a decrease in the amount of cash available for temporary cash investments. Interest expense did not change significantly during 1997 compared to 1996 or during 1996 compared to 1995.

    EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

    Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership in which a subsidiary of HCC is the general partner and PCC is the limited partner; PML earns management fees from the operation of the Aurora Casino. Prior to April 1, 1997, PPI Corporation, PCC's parent, held the general partnership interest. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML increased $846,000 (13.7%) in 1997 compared to 1996 due to a slight increase in management fees earned by PML coupled with an 28.3% decline in operating and other expenses. PCCs equity in PML's earnings declined slightly (4.2%) to $6.2 million in 1996 from $6.4 million in 1995.

    NONRECURRING ITEMS

    At December 31, 1997, GBHC reserved the balance of an advance to an affiliated company in the amount of $5.7 million together with interest amounting to $4 million as collection of the receivables is uncertain.

    At December 31, 1997, remaining deferred financing costs associated with the 10 7/8% First Mortgage Notes ($4.3 million) and the PRT Funding Notes ($2.2 million) were written off. In addition, professional fees with respect to GBHC's Chapter 11 Filing ($505,000) were expensed during 1997.

    INCOME TAX PROVISION

    PCC is included in the consolidated federal income tax return of GBCC, and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

    PCC and its subsidiaries have net operating loss carryforwards ("NOL's") for state tax purposes totaling approximately $2 million, none of which expire before the year 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. As a result of book and tax losses incurred in 1997, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1997.

    EXTRAORDINARY ITEM

    A subsidiary of Holdings acquired $2.5 million of 10 7/8% First Mortgage notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing Activities"). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

    YEAR 2000 COMPLIANCE

    Management believes that its information systems are Year 2000 compliant.

    INFLATION

    Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

    SEASONALITY

    Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of PCC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, the Sands' and the Aurora Casino's operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect PCC's casino revenues and profitability.

    ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
PRT FUNDING CORP.
 Report of Independent Public Accountants to PRT Funding Corp............    22

 Balance Sheets of PRT Funding Corp. as of December 31, 1997 and 1996....    23

 Statements of Operations of PRT Funding Corp. for the Years Ended
  December 31, 1997, 1996 and 1995.......................................    24

 Statements of Cash Flows of PRT Funding Corp. for the Years Ended
  December 31, 1997, 1996 and 1995.......................................    25

 Notes to Financial Statements of PRT Funding Corp.......................    26


PRATT CASINO CORPORATION AND SUBSIDIARIES
 Report of Independent Public Accountants to Pratt Casino
  Corporation and Subsidiaries...........................................    30

 Consolidated Balance Sheets of Pratt Casino Corporation and
  Subsidiaries as of December 31, 1997 and 1996..........................    31

 Consolidated Statements of Operations of Pratt Casino Corporation
  and Subsidiaries for the Years Ended December 31, 1997, 1996 and 1995..    33

 Consolidated Statement of Changes in Shareholder's Deficit of
  Pratt Casino Corporation and Subsidiaries for
  the Three Years Ended December 31, 1997................................    34

 Consolidated Statements of Cash Flows of Pratt Casino Corporation
  and Subsidiaries for the Years Ended December 31, 1997, 1996 and 1995..    35

 Notes to Consolidated Financial Statements of Pratt Casino
  Corporation and Subsidiaries...........................................    36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To PRT Funding Corp.:

  We have audited the accompanying balance sheets of PRT Funding Corp. (the Company and a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PRT Funding Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully in Note 1 to the financial statements, the Company is in violation of certain indenture covenants, which has resulted in the acceleration of the due date of the Company's debt obligations. The default under the indenture for the Company's debt obligations raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 23, 1998

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                 BALANCE SHEETS

                                     ASSETS

                                                             DECEMBER 31,
                                                       -------------------------
                                                          1997          1996
                                                       -----------  ------------
Current Assets:
 Cash and cash equivalents                             $    13,000  $  1,141,000
 Interest receivable from affiliates                     3,428,000     3,972,000
 Due from affiliate                                      1,130,000             -
 Notes receivable from affiliates, net of valuation
  allowance                                             63,750,000             -
                                                       -----------  ------------

  Total current assets                                  68,321,000     5,113,000
                                                       -----------  ------------

Due from affiliates, net of valuation
 allowance                                               5,000,000   100,000,000
                                                       -----------  ------------

                                                       $73,321,000  $105,113,000
                                                       ===========  ============

                 LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

Current liabilities:
 Current maturities of long-term debt                  $85,000,000  $          -
 Accrued interest payable                                7,263,000     5,068,000
 Other current liabilities                                       -         2,000
 Due to affiliates                                          18,000        17,000
                                                       -----------  ------------

  Total current liabilities                             92,281,000     5,087,000
                                                       -----------  ------------

Long-term debt                                                   -    85,000,000
                                                       -----------  ------------

Notes payable to affiliates                             15,000,000    15,000,000
                                                       -----------  ------------

Shareholder's (deficit) equity (Note 1):
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                            1,000         1,000
 (Accumulated deficit) retained earnings               (33,961,000)       25,000
                                                       -----------  ------------

  Total shareholder's (deficit) equity                 (33,960,000)       26,000
                                                       -----------  ------------

                                                       $73,321,000  $105,113,000
                                                       ===========  ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    1997           1996          1995
                                                -------------  ------------  ------------
Revenues:
 Interest income                                $ 12,077,000   $12,102,000   $12,093,000
                                                ------------   -----------   -----------

Expenses:
 Interest expense                                 12,075,000    12,075,000    12,075,000
 General and administrative expenses                       -             -         2,000
                                                ------------   -----------   -----------

  Total expenses                                  12,075,000    12,075,000    12,077,000
                                                ------------   -----------   -----------

Operating income                                       2,000        27,000        16,000

Valuation provision on affiliate receivables     (33,988,000)            -             -
                                                ------------   -----------   -----------

(Loss) income before income taxes                (33,986,000)       27,000        16,000

Income tax provision                                       -        (6,000)       (1,000)
                                                ------------   -----------   -----------

Net (loss) income                               $(33,986,000)  $    21,000   $    15,000
                                                ============   ===========   ===========

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS



                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1997           1996          1995
                                                             -------------  ------------  ------------
OPERATING ACTIVITIES:
 Net (loss) income                                           $(33,986,000)  $    21,000   $    15,000
 Adjustments to reconcile net (loss) income
  to net cash (used in) provided by operating activities:
  Valuation provision on affiliate receivables                 33,988,000             -             -
  (Increase) decrease in receivables from affiliates           (3,324,000)   (1,097,000)    1,097,000
  Increase (decrease) in accrued interest
   payable                                                      2,195,000     2,193,000    (1,097,000)
  Net change in other current assets
   and liabilities                                                 (1,000)        6,000         2,000
                                                             ------------   -----------   -----------

Net cash (used in) provided by operating activities            (1,128,000)    1,123,000        17,000

Cash and cash equivalents at beginning of year                  1,141,000        18,000         1,000
                                                             ------------   -----------   -----------

Cash and cash equivalents at end of year                     $     13,000   $ 1,141,000   $    18,000
                                                             ============   ===========   ===========

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION AND OPERATIONS

   PRT Funding Corp. ("PRT Funding"), a Delaware corporation, was incorporated on September 29, 1993. PRT Funding is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Both PCC and GBCC are also Delaware corporations. PCC also owns all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), a New Jersey corporation and also a subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

   PRT Funding was formed for the purpose of borrowing $85,000,000 for the benefit of PCC and its affiliates. PRT Funding has no operations and is dependent on the repayment of its notes due from various affiliates for servicing its debt obligations. Administrative services for PRT Funding are provided by other GBCC subsidiaries at no charge. The cost of such services is not significant.

   On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

   The accompanying financial statements have been prepared assuming that PRT Funding will continue as a going concern. As discussed above, certain affiliates of PRT Funding filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is also dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PCC, which is liable as guarantor under the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts and has entered into negotiations with the PRT Funding bondholders to restructure the obligations. No assurance can be given that PRT Funding will be able to restructure its obligations. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  LONG-TERM DEBT

   On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with debt of other PCC subsidiaries. As a result of the Chapter 11 filings discussed in Note 1, a default under the indenture for the PRT Funding Notes occurred; the notes accelerated by the terms of the indenture and are currently due and payable. Accordingly, the outstanding principal amount of the PRT Funding Notes has been classified as current on the accompanying balance sheet at December 31, 1997. Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms. The events of default under the PRT Funding Notes also resulted in the classification of such affiliate loans as currently due on the accompanying balance sheet at December 31, 1997. Based on PRT Funding's evaluation of the realizability of the affiliate loans, a valuation allowance in the amount of $21,250,000 has been provided for on the accompanying statement of operations for the year ended December 31, 1997.

   On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest was paid during 1997 or 1996. At December 31, 1997 and 1996, accrued interest of $5,204,000 and $3,010,000 was payable to GBCC with respect to the Junior Subordinated Notes and is included in interest payable on the accompanying balance sheets.

   Interest paid amounted to $9,880,000, $9,882,000 and $13,172,000, respectively, during each of the years ended December 31, 1997, 1996 and 1995.

(3)  INCOME TAXES

   Components of the provision for income taxes consisted of the following:

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                  1997         1996      1995
                                              -------------  --------  --------
Benefit in lieu of (provision for) federal
  income taxes:
    Current                                   $          -   $(4,000)  $(1,000)
    Deferred                                    10,516,000         -         -
State income tax benefit (provision):
    Current                                              -         -         -
    Deferred                                     3,058,000    (2,000)        -
Valuation allowance                            (13,574,000)        -         -
                                              ------------   -------   -------

                                              $          -   $(6,000)  $(1,000)
                                              ============   =======   =======

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


   PRT Funding's operations are included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, were included in the consolidated federal income tax returns of HCC, GBCC's parent prior to that date. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. No payments have been made under the tax allocation agreements for the years ended December 31, 1997, 1996 and 1995. At both December 31, 1997 and 1996, $5,000 is included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

   A reconciliation between the calculated tax provision based on the statutory rates in effect and the effective tax rates follows:

                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                       1997        1996     1995
                                                   -------------  ------  --------
Calculated income tax benefit at statutory rate    $ 11,555,000   $4,000  $ 2,000
State income taxes                                    2,019,000    2,000        -
Valuation allowance change                          (13,574,000)       -        -
Utilization of net operating losses                           -        -   (1,000)
                                                   ------------   ------  -------
Tax provision as shown on statements of
  operations                                       $          -   $6,000  $ 1,000
                                                   ============   ======  =======

   For the year ended December 31, 1997, the valuation provision on affiliate receivables results in a deferred tax asset of $13,574,000. There were no temporary differences resulting in deferred income taxes for either of the years ended December 31, 1996 or 1995.

   Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the limited operations of PRT Funding and questions regarding its ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1997.

(4)  NOTES RECEIVABLE

   GBHC issued a promissory note in the amount of $10,000,000 to PRT Funding on February 17, 1994 in exchange for $10,000,000 of the proceeds PRT Funding received with respect to the Junior Subordinated Notes. The promissory note accrues interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994 with the principal due on February 17, 2005. As a result of PRT Funding's evaluation of its net realizable value, the note, together with accrued interest totalling $2,738,000, has been reserved on the accompanying consolidated statement of operations for the year ended December 31, 1997.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(5)  LITIGATION

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

   As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. No such proceedings have been initiated and negotiations with PRT Funding's creditors are currently underway for a possible restructuring of the debt obligations.

(6)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value.
   -------------------------

   INTEREST RECEIVABLE AND INTEREST PAYABLE - The carrying amount approximates
   ----------------------------------------
fair value because of the short maturity of the obligation.

   NOTES RECEIVABLE, LONG-TERM DEBT  AND NOTE PAYABLE - The fair values of PRT
   --------------------------------------------------
Funding's notes receivable from affiliates are based on management's estimate of realization (see Note 2). The fair value of PRT Funding's long-term debt is based on the quoted market price of the underlying debt issue for recent trades prior to year end. Financial instruments due to or from affiliates are valued at the carrying amount.

   The estimated carrying amounts and fair values of PRT Funding's financial instruments are as follows:

                             DECEMBER 31, 1997         DECEMBER 31, 1996
                         ------------------------  -------------------------
                          CARRYING                   CARRYING
                           AMOUNT     FAIR VALUE      AMOUNT     FAIR VALUE
                         -----------  -----------  ------------  -----------
Financial Assets
  Cash                   $    13,000  $    13,000  $  1,141,000  $ 1,141,000
  Interest receivable      3,428,000    3,428,000     3,972,000    3,972,000
  Notes receivable        68,750,000   68,750,000   100,000,000   84,700,000

Financial Liabilities
  Interest payable         7,263,000    7,263,000     5,068,000    5,068,000
  Long-term debt          85,000,000   64,600,000    85,000,000   69,700,000
  Note payable            15,000,000   15,000,000    15,000,000   15,000,000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Pratt Casino Corporation:

   We have audited the accompanying consolidated balance sheets of Pratt Casino Corporation (the Company and a New Jersey Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pratt Casino Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully in Note 1 to the consolidated financial statements, the Company is in violation of certain indenture covenants, which has resulted in the acceleration of the due date of the Company's debt obligations. The default under the indenture for the Company's debt obligations raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 23, 1998

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 DECEMBER 31,
                                          ---------------------------
                                             1997           1996
                                          -----------  --------------
Current Assets:
 Cash and cash equivalents                $2,231,000   $  18,650,000
 Short-term investments                            -       2,000,000
 Accounts receivable, net of allowance
  of $15,524,000 in 1996                           -      10,114,000
 Inventories                                       -       3,873,000
 Due from affiliates                         174,000       2,541,000
 Refundable deposits and other
  current assets                             194,000       3,197,000
                                          ----------   -------------

  Total current assets                     2,599,000      40,375,000
                                          ----------   -------------

Investment in Limited Partnership          2,256,000       1,746,000
                                          ----------   -------------

Property and Equipment:
 Land                                              -      38,093,000
 Buildings and improvements                        -     185,508,000
 Operating equipment                           3,000      91,868,000
 Construction in progress                          -       1,535,000
                                          ----------   -------------

                                               3,000     317,004,000
  Less - accumulated depreciation and
  amortization                                (3,000)   (160,989,000)
                                          ----------   -------------

  Net property and equipment                       -     156,015,000
                                          ----------   -------------

Other Assets:
 Obligatory investments                            -       6,382,000
 Due from affiliates                       1,395,000      17,895,000
 Deferred financing costs                          -       7,653,000
 Other assets                                  8,000       4,220,000
                                          ----------   -------------

   Total other assets                      1,403,000      36,150,000
                                          ----------   -------------

                                          $6,258,000   $ 234,286,000
                                          ==========   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                            DECEMBER 31,
                                                   ------------------------------
                                                        1997            1996
                                                   --------------  --------------
Current Liabilities:
 Current maturities of long-term debt              $  85,000,000   $   2,512,000
 Short-term credit facilities                                  -       2,000,000
 Short-term borrowings from affiliate                          -       6,500,000
 Accounts payable                                              -       7,906,000
 Accrued liabilities -
   Salaries and wages                                      6,000       4,986,000
   Interest                                            7,263,000      14,758,000
   Insurance                                                   -       3,117,000
   Other                                                   4,000       6,684,000
 Due to affiliates                                       417,000       1,195,000
 Other                                                         -       5,431,000
                                                   -------------   -------------

   Total current liabilities                          92,690,000      55,089,000
                                                   -------------   -------------

Investment in and Advances to GB Holdings, Inc.       40,142,000               -
                                                   -------------   -------------

Long-Term Debt                                        15,000,000     282,930,000
                                                   -------------   -------------

Other Noncurrent Liabilities                                   -       1,372,000
                                                   -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding                 1,000           1,000
 Accumulated deficit                                (141,575,000)   (105,106,000)
                                                   -------------   -------------

   Total shareholder's deficit                      (141,574,000)   (105,105,000)
                                                   -------------   -------------

                                                   $   6,258,000   $ 234,286,000
                                                   =============   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                    1997           1996           1995
                                                -------------  -------------  -------------
Revenues:
 Casino                                         $234,477,000   $242,889,000   $264,048,000
 Rooms                                             9,691,000      9,446,000      9,602,000
 Food and beverage                                32,968,000     34,638,000     33,029,000
 Other                                             5,323,000      6,917,000      5,554,000
                                                ------------   ------------   ------------

                                                 282,459,000    293,890,000    312,233,000
 Less - Promotional allowances                   (25,004,000)   (27,929,000)   (27,083,000)
                                                ------------   ------------   ------------

  Net revenues                                   257,455,000    265,961,000    285,150,000
                                                ------------   ------------   ------------

Expenses:
 Casino                                          199,746,000    218,990,000    209,282,000
 Rooms                                             2,590,000      2,419,000      2,605,000
 Food and beverage                                10,815,000     10,618,000      9,751,000
 Other                                             2,756,000      3,258,000      1,993,000
 General and administrative                       13,420,000     15,492,000     18,387,000
 Depreciation and amortization                    14,420,000     19,669,000     20,296,000
                                                ------------   ------------   ------------

  Total expenses                                 243,747,000    270,446,000    262,314,000
                                                ------------   ------------   ------------

Income (loss) from operations                     13,708,000     (4,485,000)    22,836,000
                                                ------------   ------------   ------------

Non-operating income (expense):
 Interest income                                   1,801,000      1,799,000      1,945,000
 Interest expense                                (33,167,000)   (32,836,000)   (32,295,000)
 Gain on disposal of assets                           59,000         13,000         56,000
 Equity in earnings of limited
  partnership                                      7,008,000      6,162,000      6,429,000
                                                ------------   ------------   ------------

  Total non-operating expense, net               (24,299,000)   (24,862,000)   (23,865,000)
                                                ------------   ------------   ------------

Loss before income taxes, extraordinary
 and other items                                 (10,591,000)   (29,347,000)    (1,029,000)
Valuation provision on affiliate receivables      (9,650,000)             -              -
Write off deferred financing costs                (6,515,000)             -              -
Reorganization costs                                (505,000)             -              -
                                                ------------   ------------   ------------
Loss before income taxes and extraordinary
 item                                            (27,261,000)   (29,347,000)    (1,029,000)
Income tax provision                              (9,518,000)    (4,347,000)      (529,000)
                                                ------------   ------------   ------------

Loss before extraordinary item                   (36,779,000)   (33,694,000)    (1,558,000)
Extraordinary item:
 Gain on early extinguishment of debt                310,000              -              -
                                                ------------   ------------   ------------

Net loss                                        $(36,469,000)  $(33,694,000)  $ (1,558,000)
                                                ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                    ADDITIONAL
                                   COMMON STOCK      ACCUMULATED
                                   ------------
                                 SHARES     AMOUNT     DEFICIT
                              ------------  ------  --------------
BALANCE, JANUARY 1, 1995         1,000      $1,000  $ (69,854,000)
 Net loss                            -           -     (1,558,000)
                                 -----      ------  -------------

BALANCE, DECEMBER 31, 1995       1,000       1,000    (71,412,000)
 Net loss                            -           -    (33,694,000)
                                 -----      ------  -------------

BALANCE, DECEMBER 31, 1996       1,000       1,000   (105,106,000)
 Net loss                            -           -    (36,469,000)
                                 -----      ------  -------------

BALANCE, DECEMBER 31, 1997       1,000      $1,000  $(141,575,000)
                                 =====      ======  =============

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               1997           1996           1995
                                                           -------------  -------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                  $(36,469,000)  $(33,694,000)  $ (1,558,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Extraordinary item                                           (310,000)             -              -
  Valuation provision on affiliate receivables                9,650,000              -              -
  Write off deferred financing costs                          6,515,000              -              -
  Depreciation and amortization                              14,420,000     19,669,000     20,296,000
  Gain on disposal of assets                                    (59,000)       (13,000)       (56,000)
  Provision for doubtful accounts                             3,195,000      2,167,000      2,988,000
  Equity in earnings of limited partnership                  (7,008,000)    (6,162,000)    (6,429,000)
  Dividends received from limited partnership                 6,498,000      6,433,000      6,421,000
  Deferred income tax provision (benefit)                    10,902,000      4,538,000     (2,405,000)
  Increase in accounts receivable                              (875,000)    (1,075,000)    (1,404,000)
  Increase in accounts payable and other
    accrued liabilities                                       4,647,000      3,022,000      2,665,000
  Net change in other current assets and liabilities         (1,866,000)     1,419,000      3,661,000
  Net change in other noncurrent assets and liabilities         198,000     (1,185,000)    (1,921,000)
                                                           ------------   ------------   ------------

    Net cash provided by (used in) operating activities       9,438,000     (4,881,000)    22,258,000
                                                           ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (3,534,000)    (5,505,000)   (19,156,000)
 Deconsolidation of GB Holdings, Inc.                       (13,871,000)             -              -
 Obligatory investments                                      (2,876,000)    (3,062,000)    (2,967,000)
 Proceeds from disposition of assets                             59,000         13,000         56,000
 Short-term investment                                        2,000,000     (2,000,000)             -
                                                           ------------   ------------   ------------

  Net cash used in investing activities                     (18,222,000)   (10,554,000)   (22,067,000)
                                                           ------------   ------------   ------------

FINANCING ACTIVITIES:
 (Repayments) borrowings on short-term credit facility       (2,000,000)     2,000,000              -
 Deferred financing costs                                             -        (10,000)       (32,000)
 Repayments of long-term debt                                (2,135,000)       (11,000)       (10,000)
 Advance to unconsolidated affiliate                         (5,000,000)             -              -
 Net borrowings from affiliates                               1,500,000      6,500,000              -
                                                           ------------   ------------   ------------

  Net cash (used in) provided by financing activities        (7,635,000)     8,479,000        (42,000)
                                                           ------------   ------------   ------------

  Net (decrease) increase in cash and cash equivalents      (16,419,000)    (6,956,000)       149,000
   Cash and cash equivalents at beginning of year            18,650,000     25,606,000     25,457,000
                                                           ------------   ------------   ------------

   Cash and cash equivalents at end of year                $  2,231,000   $ 18,650,000   $ 25,606,000
                                                           ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

   Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation which is wholly owned by Greate Bay Casino Corporation ("GBCC"). PCC also owns all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

   GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes (the "10 7/8% First Mortgage Notes") for the benefit of GBHC. PRT Funding Corp. ("PRT Funding"), also a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $85,000,000 of unsecured notes (the "PRT Funding Notes") for the benefit of PCC and its affiliates. GB Property Funding and PRT Funding completed their respective debt offerings on February 17, 1994 and the proceeds were loaned to various affiliates.

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

   The accompanying consolidated financial statements have been prepared assuming that PCC will continue as a going concern. As discussed above, certain affiliates of PCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 created a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC can reject the Sands' Management Contract with NJMI, which would eliminate this source of cash to PCC. PCC, which is liable as guarantor under the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts and has entered into negotiations with the PRT Funding bondholders to restructure the obligations. No assurance can be given that PCC will be able to restructure its obligations. The default under the indenture for the PRT Funding Notes raises substantial doubt about PCC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   PCC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 PRINCIPLES OF CONSOLIDATION -

   The consolidated financial statements include the accounts and operating activities of PCC and all of its wholly owned subsidiaries prior to December 31, 1997. As a result of the Chapter 11 filings discussed in Note 1, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheet at December 31, 1997 (see Note 11). PCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheet as of December 31, 1997 reflects PCC's investment under the equity method of accounting. The accompanying consolidated financial statements include Holdings and its subsidiaries' operations and cash flows through December 31, 1997. All significant intercompany balances and transactions have been eliminated.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

   The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities on the accompanying consolidated balance sheet at December 31, 1996.

   The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1997, 1996 and 1995 are as follows:

                        1997         1996         1995
                     -----------  -----------  -----------
Rooms                $ 5,617,000  $ 6,170,000  $ 6,023,000
Food and Beverage     28,144,000   29,357,000   28,259,000
Other                  2,991,000    4,435,000    3,631,000
                     -----------  -----------  -----------

                     $36,752,000  $39,962,000  $37,913,000
                     ===========  ===========  ===========

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 CASH AND CASH EQUIVALENTS -

    Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

    The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $3,195,000, $2,167,000 and $2,988,000 were made during the years ended December 31, 1997, 1996 and 1995, respectively.

 INVENTORIES -

    Inventories at December 31, 1996 are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

    Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

   Buildings and improvements            25-40 years
   Operating equipment                     3-7 years

   On October 1, 1996, PCC revised the estimated useful life of its buildings from 25 years to 40 years. Management believes that the change in estimated life more appropriately reflects the timing of the economic benefit to be received from these assets. The effect of this change reduced depreciation and amortization expense and net loss by approximately $2,880,000 and $761,000, for the years ended December 31, 1997 and 1996, respectively.

   Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

   The costs of issuing long-term debt, including all underwriting, legal and accounting fees, have been capitalized and were being amortized over the term of the related debt issue. As a result of the filings under Chapter 11 on January 5, 1998, the remaining deferred financing costs in the amount of $6,515,000 were determined to be unrealizable and were written off on the accompanying
consolidated statement of operations for the year ended December 31, 1997.   The
unamortized balance of deferred financing costs amounted to $7,653,000 at December 31, 1996. Amortization of such costs was $1,072,000, $1,087,000 and $1,113,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 LONG-LIVED ASSETS -

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, PCC does not believe that any such changes have occurred.

 ACCRUED INSURANCE -

   PCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, PCC's ultimate liability may differ from the amounts accrued.

 INCOME TAXES -

   PCC is included in the consolidated federal income tax return of GBCC, and for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed.

 RECLASSIFICATIONS

   Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 consolidated financial statement presentation.

(3)  SHORT-TERM CREDIT FACILITIES

   As of December 31, 1996, GBHC had $2,000,000 outstanding under a bank line of credit. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by PCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 with proceeds from affiliate borrowings (see Note 6) and the line of credit was cancelled.

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of PCC's assets are pledged in connection with its long-term indebtedness. Additionally, certain of the indentures to PCC's indebtedness contain cross-default provisions. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Funding Notes has accelerated, is currently due and payable and has been classified as current on the accompanying consolidated balance sheet at December 31, 1997.

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------
10 7/8% first mortgage notes, due 2004 (a)         $          -   $185,000,000
11 5/8% senior notes, due 2004 (b)                   85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)      15,000,000     15,000,000
Other                                                         -        442,000
                                                   ------------   ------------

  Total indebtedness                                100,000,000    285,442,000
 Less - current maturities                          (85,000,000)    (2,512,000)
                                                   ------------   ------------

  Total long-term debt                             $ 15,000,000   $282,930,000
                                                   ============   ============

----------------------------------------------

(a) On February 17, 1994, GB Property Funding issued the 10 7/8% First Mortgage Notes which are due January 15, 2004 and which are collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment.

    As a result of the aforementioned filings of petitions under Chapter 11 of the Bankruptcy Code, the 10 7/8% First Mortgage Notes are in default.

(b) On February 17, 1994, PRT Funding issued the PRT Funding Notes which are due April 15, 2004. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described in (a) above.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(c) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of the Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996. The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC has not met the financial coverage tests, no interest was paid during 1997 or 1996.

   Interest paid, net of amounts capitalized, amounted to $30,011,000, $30,236,000 and $33,391,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

(5)  INCOME TAXES

   Components of the provision for income taxes consist of the following:

                                                       YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  1997           1996           1995
                                              -------------  -------------  ------------
(Provision for) benefit in lieu of federal
 income taxes:
 Current                                      $(10,399,000)  $  7,582,000   $(2,583,000)
 Deferred                                      (11,640,000)       593,000     1,925,000
State income tax (provision) benefit:
 Current                                        (2,270,000)     3,106,000      (351,000)
 Deferred                                           80,000        173,000       480,000
Valuation allowance                             14,711,000    (15,801,000)            -
                                              ------------   ------------   -----------

                                              $ (9,518,000)  $ (4,347,000)  $  (529,000)
                                              ============   ============   ===========

   No federal or state tax payments were made during the years ended December 31, 1997, 1996, or 1995. The payment of GBHC's taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission").

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   A reconciliation between the calculated tax benefit based on the statutory rates in effect and the effective tax rates follows:

                                                   YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                               1997           1996          1995
                                           -------------  -------------  ----------
Calculated income tax benefit at 34%       $  9,163,000   $  9,978,000   $ 350,000
Amortization of excess purchase price                 -       (601,000)   (803,000)
Disallowance of meals and entertainment        (145,000)      (338,000)   (354,000)
State income taxes                            1,698,000      1,570,000      85,000
Utilization of tax credit                             -         99,000      98,000
Valuation allowance change                   14,711,000    (15,801,000)          -
Deconsolidation of Holdings                 (34,242,000)             -           -
Other                                          (703,000)       746,000      95,000
                                           ------------   ------------   ---------

Tax provision as shown on consolidated
  statements of operations                 $ (9,518,000)  $ (4,347,000)  $(529,000)
                                           ============   ============   =========

   Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal and state income tax purposes, the provision of a valuation allowance on affiliate receivables, the write off of deferred financing costs and differences in the timing of deductions taken between tax and financial reporting purposes for contributions of and adjustments to the carrying value of certain investment obligations and for vacation and other accruals.

   The components of the net deferred tax asset as of December 31, 1997 and 1996 were as follows:

                                              DECEMBER 31,
                                       ---------------------------
                                           1997          1996
                                       ------------  -------------
Deferred tax assets:
 Net operating loss carryforward       $   188,000   $ 13,720,000
 Allowance for doubtful accounts                 -      6,429,000
 Write off deferred financing costs        899,000              -
 Other liabilities and accruals              3,000      2,732,000
 Other                                           -      3,822,000
                                       -----------   ------------

  Total deferred tax assets              1,090,000     26,703,000

Valuation allowance                     (1,090,000)   (15,801,000)
                                       -----------   ------------

                                       $         -   $ 10,902,000
                                       ===========   ============

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     At December 31, 1997, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") for state tax purposes totaling approximately $2,000,000, none of which expire before the year 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. At December 31, 1996, deferred tax assets amounting to $10,902,000 were anticipated to be recoverable. As a result of book and tax losses incurred in 1997, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1997.

     Sales or purchases of PCC's common stock could cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of PCC to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect PCC's future utilization of its loss carryforwards.

     Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements were as follows:

                                          DECEMBER 31,
                                    ------------------------
                                       1997         1996
                                    -----------  -----------
Due from affiliates - current       $        -   $1,728,000
Due from affiliates - noncurrent     1,394,000    9,174,000
Due to affiliate - current              (5,000)    (129,000)

    All amounts set forth above at December 31, 1997 represent current federal taxes. At December 31, 1996, the amounts set forth as due from affiliate represent deferred federal taxes and the amount set forth as due to affiliate represents current taxes.

(6)  TRANSACTIONS WITH RELATED PARTIES

   As a result of the Chapter 11 filings discussed in Notes 1 and 2, the assets and liabilities of Holdings and its subsidiaries are not included on the accompanying consolidated balance sheet at December 31, 1997. Accordingly, intercompany receivables and payables which previously eliminated in consolidation are now considered balances outstanding with affiliates.

   New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of PCC, is responsible for the supervision, direction and control of the day-to-day operations of the Sands under a management agreement. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Management fees receivable from the Sands at December 31, 1997 amounted to $34,000.

   GBHC licenses the trade name "Sands" from a subsidiary of GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $290,000, $283,000, and $288,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted to $1,200,000 for each of the years ended December 31, 1997, 1996 and 1995.

   An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of December 31, 1996 and accrued interest at the rate of 16.5% per annum. Interest receivable with respect to this advance was $3,042,000 at December 31, 1996. At December 31, 1997, the advance, together with accrued interest amounting to $3,978,000, was reserved by GBHC as collection of the receivables is uncertain. The advance and related interest receivable are both included in noncurrent amounts due from affiliates on the accompanying consolidated balance sheet at December 31, 1996.

   During the third quarter of 1996, GBHC borrowed a total of $6,500,000 from GBCC for working capital purposes. Such borrowings, which are included in short-term borrowings from affiliate on the accompanying consolidated balance sheet at December 31, 1996, accrue interest at the rate of 13 3/4% per annum,
payable quarterly commencing October 1, 1996.   Interest accrued on the
affiliate loans in the amount of $398,000 is included in interest payable on the accompanying consolidated balance sheet at December 31, 1996. An additional $1,500,000 was borrowed during the first quarter of 1997 on the same terms. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval by the Bankruptcy Court and the Casino Commission.

   Interest (expense) income incurred with respect to affiliate advances and borrowings is as follows:

                                              YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1997          1996          1995
                                      ------------  ------------  ------------
Net advances                          $  (163,000)  $   525,000   $   936,000
Junior Subordinated Notes (Note 4)     (2,194,000)   (2,193,000)   (2,194,000)

   Interest due to GBCC on the Junior Subordinated Notes of $5,204,000 and $3,010,000 is included in interest payable on the accompanying consolidated balance sheets at December 31, 1997 and December 31, 1996, respectively.

   GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Prior to December 31, 1997, such notes and related interest were eliminated in consolidation. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,458,000, have been reflected as an adjustment to PCC's negative investment in Holdings on the accompanying consolidated balance sheet at December 31, 1997.

   PCC and its subsidiaries perform certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoice those companies for PCC's cost of providing those services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:

                                YEAR ENDED DECEMBER 31,
                           ----------------------------------
                              1997        1996        1995
                           ----------  ----------  ----------
Billings to affiliates     $  981,000  $3,067,000  $2,756,000
Charges from affiliates     2,123,000   3,917,000   2,773,000

(7)  NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

   GBHC and NJMI conduct gaming operations in Atlantic City, New Jersey and operate a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. However, the Casino Commission still has the authority to reopen license hearings at any time. During 1996, the Casino Commission renewed GBHC's license to operate the Sands through September 30, 2000 (subject to review of the Sands' financial stability during 1997) and renewed NJMI's license to manage the Sands through September 30, 2000. The review of the Sands' financial stability took place and another review is scheduled in 1998. Terms of the current license require GBHC to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transactions with affiliates. If it were determined that gaming laws were violated by a licensee, the gaming license held by each licensee could be conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

   The Casino Act requires casino licensees to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits, which amount to 1.25% of casino revenues, by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects defined in the statute. The investment

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


alternative tax amounts to 2.5% of casino revenues. Payments of the investment obligations must be made quarterly. The Sands has elected to comply with the requirements by obtaining investment credits or by making qualified investments.

   As of December 31, 1996, the Sands had purchased bonds totaling $5,237,000. The Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1996 of $5,546,000. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

   Obligatory investments at December 31, 1996 are net of an accumulated valuation allowance of $4,401,000 based upon the estimated realizable value of the investments. Provisions for valuation allowances during the years ended December 31, 1997, 1996 and 1995 amounted to $1,241,000, $1,344,000 and
$1,457,000, respectively.

   The Sands has, from time to time, contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA has granted the Sands waivers of certain of its investment obligations in future periods. GBHC made such contributions obligatory investments during the years ended December 31, 1997, 1996 and 1995 totaling $147,000, $1,500,000 and $250,000, respectively, resulting in waivers granted by the CRDA during 1997 and 1995 totaling $75,000 and $128,000, respectively. No such waivers were granted during 1996; however, the contributions were designated for projects expected to benefit the community and the Sands facility. Accordingly, intangible assets aggregating $2,433,000 are included in other assets on the accompanying consolidated balance sheet at December 31, 1996. Amortization of waivers granted totaled $200,000 and $128,000 during the years ended December 31, 1997 and 1995, respectively.

(8)  INVESTMENT IN LIMITED PARTNERSHIP

   During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $9,609,000, $9,360,000 and $9,432,000, respectively, during the years ended December 31, 1997, 1996 and 1995, respectively. PML also incurred operating and other expenses amounting to $1,530,000, $2,135,000 and $1,939,000, respectively, during the years ended December 31, 1997, 1996 and 1995. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

(9)  ILLINOIS REGULATORY MATTERS

   Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Under the provisions of the Illinois gaming regulations, PML is required to maintain its supplier's license, which was most recently renewed in 1997 and expires in December 1998. Management intends to file for renewal of PML's supplier's license and anticipates that such renewal will be approved by the Illinois Gaming Board during 1998. If it were determined that gaming laws were violated by a licensee,

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the license held could be limited, conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

(10)  LITIGATION

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

   As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. No such proceedings have been initiated and negotiations with PRT Funding's creditors are currently underway for a possible restructuring of the debt obligations.

   PCC's subsidiaries are parties in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of PCC and its subsidiaries. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

   As a result of Holdings, GB Property Funding and GBHC filing for protection under Chapter 11 of the Bankruptcy Code, Holdings and its subsidiaries are no longer included on the consolidated balance sheet of PCC at December 31, 1997. PCC now reflects its investment in Holdings under the equity method of accounting. As a result of this change, the following non-cash assets and liabilities were eliminated from PCC's consolidated balance sheet at December 31, 1997:

   Accounts receivable, net              $   7,794,000
   Other current assets                      6,423,000
   Net property and equipment              147,716,000
   Other noncurrent assets                  11,924,000
   Long-term debt, including current
     maturities                           (192,932,000)
   Other current liabilities               (25,103,000)
   Other noncurrent liabilities            (28,293,000)
                                           -----------

     Net non-cash liabilities            $ (72,471,000)
                                           ===========

   During 1995, subsidiaries of PCC and GBCC settled certain intercompany obligations on a non-cash basis. An intercompany receivable totaling $278,000 was eliminated against a portion of GBHC's current

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


federal tax obligations under the tax allocation agreements. The effects of this elimination have been excluded from the accompanying consolidated statements of cash flows as a non-cash transaction.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value
   -------------------------
because of the short maturity of these instruments.

   SHORT-TERM INVESTMENTS - The carrying amount approximates fair value because
   ----------------------
of the short maturity of these instruments.

   OBLIGATORY INVESTMENTS - The carrying amount of obligatory investments
   ----------------------
approximates fair value as a result of an allowance reflecting the below market interest rate associated with such investments.

   INTEREST PAYABLE - The carrying amount of interest payable approximates fair
   ----------------
value because of the short maturity of the obligation.

   LONG-TERM DEBT - The fair value of PCC's long-term debt is estimated based on
   --------------
the quoted market price of the underlying debt issue for recent trades. Debt obligations with affiliates are valued at the carrying amount.

   The estimated carrying amounts and fair values of PCC's financial instruments at December 31, 1997 and 1996 are as follows:

                                           DECEMBER 31,1997          DECEMBER 31, 1996
                                      -------------------------  -------------------------
                                       CARRYING                   CARRYING
                                        AMOUNT     FAIR VALUE      AMOUNT     FAIR VALUE
                                      -----------  -----------  ------------  ------------
Financial Assets
 Cash and cash equivalents            $ 2,231,000  $ 2,231,000  $ 18,650,000  $ 18,650,000
 Short-term investments                         -            -     2,000,000     2,000,000
 Obligatory investments                         -            -     6,382,000     6,382,000

Financial Liabilities
 Interest payable                     $ 7,263,000  $ 7,263,000  $ 14,758,000  $ 14,758,000
 10 7/8% First Mortgage Notes                   -            -   185,000,000   154,475,000
 11 5/8% PRT Funding Notes             85,000,000   64,600,000    85,000,000    69,700,000
 14 5/8% Junior Subordinated Notes     15,000,000   15,000,000    15,000,000    15,000,000
 Other notes payable                            -            -       442,000       442,000

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         QUARTER
                                 -------------------------------------------------------
                                    FIRST         SECOND        THIRD         FOURTH
                                 ------------  ------------  ------------  -------------
YEAR ENDED DECEMBER 31, 1997:

 Net revenues                    $63,497,000  $ 67,781,000   $69,541,000   $ 56,636,000
                                 ===========  ============   ===========   ============

 Net loss                        $(2,529,000) $ (1,897,000)  $  (223,000)  $(31,820,000)
                                 ===========  ============   ===========   ============

YEAR ENDED DECEMBER 31, 1996:

 Net revenues                    $63,134,000  $ 70,924,000   $72,020,000   $59,883,000
                                 ===========  ============   ===========   ===========

 Net loss                        $(6,046,000) $(15,924,000)  $(4,196,000)  $(7,528,000)
                                 ===========  ============   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  PCC and PRT Funding had no disagreements with their independent accountants to report under this item.

                                    PART III


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)  The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS

        The financial statements filed as part of this report are listed on the Index to Financial Statements on page 21.

     2. FINANCIAL STATEMENT SCHEDULES

     -- Report of Independent Public Accountants
     -- Schedule I; Condensed Financial Information of Registrant, Pratt Casino Corporation (Parent Company)
         -- Balance Sheets
         -- Statements of Operations
         -- Statements of Cash Flows
         -- Notes to Parent Company Financial Statements
     -- Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.

     3. EXHIBITS

+3.1     -- Certificate of Incorporation of PRT Funding Corp. (Exhibit 3.1)
+3.2     -- Certificate of Incorporation of Pratt Casino Corporation. (Exhibit
            3.2)
+3.3     -- Bylaws of PRT Funding Corp. (Exhibit 3.3)
+3.4     -- Bylaws of Pratt Casino Corporation. (Exhibit 3.4)
@4.1     -- Indenture dated as of February 15, 1994, among PRT Funding, as
            Issuer, PCC, as Guarantor, and Shawmut Bank Connecticut, N.A., as Trustee (Exhibit 10.54)
@4.2     -- Indenture dated as of February 15, 1994 among GB Property Funding, as Issuer, GB Holdings, Inc. and GBHC, as Guarantors, and Shawmut Bank Connecticut, N.A., as Trustee. (Exhibit 10.50)
@4.3     -- Mortgage, Fixture Filing and Security Agreement dated February 17,
            1994, by GBHC in favor of Shawmut Bank Connecticut, National Association, as Mortgagee. (Exhibit 10.51)
@4.4     -- Security Agreement dated February 17, 1994 made by GB Property
            Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino Systems International, Inc., Computerized Management Systems International, Inc. and any Additional Collateral Grantor to Shawmut Bank Connecticut, National Association, as Trustee. (Exhibit 10.52)

@4.5     -- Collateral Assignment of Leases dated as of February 17, 1994, by
            GBHC, in favor of Shawmut Bank Connecticut, National Association, as Assignee. (Exhibit 10.53)
++10.1   -- Management Services Agreement dated as of August 19, 1987, between
            Pratt Hotel Management, Inc. ("PHMI"), the predecessor of NJMI, and GBHC. (Exhibit 10.1)
*10.2    -- Management Services Agreement dated as of June 21, 1991, between HCA and Greate Bay Casino Corporation, the predecessor in interest of PML. (Exhibit 10.34)
++10.3   -- Tax Allocation Agreement by and among Pratt Casino Properties, Inc.,
            PHMI, PCPI Funding Corp., GBHC and certain other parties effective as of January 1, 1987. (Exhibit 10.18)
++10.4   -- Amended License Agreement by and between Hughes Properties, Inc. and
            Pratt Hotel Corporation (now known as GBCC) dated May 19, 1987. (Exhibit 10.3)
###10.5  -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T. Pratt, Jr. (Exhibit 10.6)
+++10.6  -- Employment Agreement dated May 1, 1996 by and between HCC and Edward
            T. Pratt III. (Exhibit 10.4)
##10.7   -- First and Second Amendments to Employment Agreement dated as of
            January 1, 1998 between GBHC and Frederick H. Kraus. (Exhibit 10.4)
##10.8   -- First and Second Amendments to Employment Agreement dated as of
            January 1, 1998 between GBHC and Timothy A. Ebling. (Exhibit 10.5)
@10.9    -- Agreement of Limited Partnership of Pratt Management, L.P. (Exhibit
            10.55)
**10.10  -- Deed dated November 27, 1978 from Colony Associates, L.P. to GBHC.
            (Exhibit 10.13)
@@10.11  -- Consulting Agreement dated as of January 1, 1994 between PCC, as the
            Consultant, and HWCC - Tunica, Inc. (Exhibit 10.8)
###10.12 -- Employment Agreement dated as of January 1, 1998 between GBCC and
            John C. Hull. (Exhibit 10.18)
21.1     -- Subsidiaries of Pratt Casino Corporation.
#99.1    -- Voluntary petition for bankruptcy pursuant to Chapter 11 of the
            Bankruptcy Code for Greate Bay Hotel and Casino, Inc. dated January 5, 1998. (Exhibit 99.2)
#99.2    -- Voluntary petition for bankruptcy pursuant to Chapter 11 of the
            Bankruptcy Code for GB Holdings, Inc. dated January 5, 1998 (Exhibit 99.3)
#99.3    -- Voluntary petition for bankruptcy pursuant to Chapter 11 of the
            Bankruptcy Code for GB Property Funding Corp. dated January 5, 1998 (Exhibit 99.4)

----------------------------------------------

       + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-69768) for PRT Funding Corp. as filed with the SEC on February 2, 1994.

      ++ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on February 26, 1993.

     +++ Incorporated by reference from the exhibit shown in a parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

       * Incorporated by reference from the exhibit shown in parenthesis to the registration statement on Form 10 filed with the Securities and Exchange Commission on May 28, 1992 by PRT Corporation, the predecessor of HCC.

      ** Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-69716) for GB Property Funding Corp. as filed with the SEC on February 2, 1994.

       @ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

      @@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC -Tunica, Inc. as filed with the SEC on September 29, 1994.

       # Incorporated by reference from the exhibit shown in parenthesis to Form 8-K for GB Property Funding Corp., GB Holdings, Inc. and Greate Bay Hotel and Casino, Inc. as filed with the SEC on January 9, 1998.

      ## Incorporated by reference from the exhibit shown in parenthesis to GB Property Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 1997.

     ### Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the year ended December 31, 1997.

(B)  REPORTS ON FORM 8-K

   Neither PRT Funding Corp. nor Pratt Casino Corporation filed any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 27, 1998.

                                                       PRT FUNDING CORP.

                                         By:  /s/         John C. Hull
                                              ---------------------------------
                                                          John C. Hull
                                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        SIGNATURE                        TITLE                            DATE
        ---------                        -----                            ----
/s/    John C. Hull             Chief Executive Officer,              March 27, 1998
--------------------------       President and Director           ----------------------
       John C. Hull

/s/ Edward T. Pratt, Jr.        Chief Financial Officer,              March 27, 1998
--------------------------       Principal Accounting Officer     ----------------------
    Edward T. Pratt, Jr.         and Director


/s/ Edward T. Pratt III         Executive Vice President and          March 27, 1998
--------------------------       Secretary                        ----------------------
    Edward T. Pratt III

/s/  Bernard A. Capaldi         Director                              March 27, 1998
--------------------------                                        ----------------------
     Bernard A. Capaldi

/s/  Michael J. Chesser         Director                              March 27, 1998
--------------------------                                        ----------------------
     Michael J. Chesser

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 27, 1998.

                                                   PRATT CASINO CORPORATION

                                         By:  /s/         John C. Hull
                                              ---------------------------------
                                                          John C. Hull
                                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        SIGNATURE                        TITLE                            DATE
        ---------                        -----                            ----
/s/    John C. Hull             Chief Executive Officer,              March 27, 1998
--------------------------       President and Director           ----------------------
       John C. Hull

/s/ Edward T. Pratt, Jr.        Chief Financial Officer,              March 27, 1998
--------------------------       Principal Accounting Officer     ----------------------
    Edward T. Pratt, Jr.         and Director


/s/ Edward T. Pratt III         Executive Vice President and          March 27, 1998
--------------------------       Secretary                        ----------------------
    Edward T. Pratt III

/s/  Bernard A. Capaldi         Director                              March 27, 1998
--------------------------                                        ----------------------
     Bernard A. Capaldi

/s/  Michael J. Chesser         Director                              March 27, 1998
--------------------------                                        ----------------------
     Michael J. Chesser

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



PRATT CASINO CORPORATION AND SUBSIDIARIES

     --  Report of Independent Public Accountants

     --   Schedule I; Condensed Financial Information of Registrant
          --   Balance Sheets
          --   Statements of Operations
          --   Statements of Cash Flows
          --   Notes to Parent Company Financial Statements

     --   Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pratt Casino Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Pratt Casino Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 23, 1998

                                                                      SCHEDULE I
                                                                       PAGE 1

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PRATT CASINO CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                             DECEMBER 31,
                                                    -----------------------------
                                                         1997            1996
                                                    -------------   -------------
Cash                                                $     397,000   $     607,000
Short-term investments                                          -       2,000,000
Due from affiliates, net of valuation allowance           155,000         169,000
Other current assets                                       56,000         804,000
                                                    -------------   -------------

 Total current assets                                     608,000       3,580,000
                                                    -------------   -------------

Investment in limited partnership                       2,256,000       1,746,000
Deferred financing costs                                        -       2,608,000
                                                    -------------   -------------

 Total other assets                                     2,256,000       4,354,000
                                                    -------------   -------------

                                                    $   2,864,000   $   7,934,000
                                                    =============   =============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current maturity of long-term debt                  $  62,900,000   $           -
Due to affiliate                                        6,205,000       3,700,000
Accrued interest payable                                2,892,000       2,161,000
                                                    -------------   -------------

 Total current liabilities                             71,997,000       5,861,000
                                                    -------------   -------------

Long-term debt                                          5,000,000      67,900,000
                                                    -------------   -------------

Investment in and advances to subsidiaries             67,441,000      39,278,000
                                                    -------------   -------------

Shareholder's deficit:
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding                   1,000           1,000
 Accumulated deficit                                 (141,575,000)   (105,106,000)
                                                    -------------   -------------

  Total shareholder's deficit                        (141,574,000)   (105,105,000)
                                                    -------------   -------------

                                                    $   2,864,000   $   7,934,000
                                                    =============   =============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                       PAGE 2

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PRATT CASINO CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    1997           1996           1995
                                                                ------------   ------------   -----------
Revenues:
 Consulting fees                                                $  1,200,000   $  1,200,000   $ 1,200,000
                                                                ------------   ------------   -----------

Expenses:
 Amortization                                                        358,000        358,000       358,000
 General and administrative                                          104,000         93,000        83,000
                                                                ------------   ------------   -----------

   Total expenses                                                    462,000        451,000       441,000
                                                                ------------   ------------   -----------

Income from operations                                               738,000        749,000       759,000
                                                                ------------   ------------   -----------

Non-operating income (expense):
 Interest income                                                     761,000         80,000         7,000
 Interest expense                                                 (8,045,000)    (8,044,000)   (8,045,000)
 Equity in earnings of limited partnership                         7,008,000      6,162,000     6,429,000
                                                                ------------   ------------   -----------

   Total non-operating expense, net                                 (276,000)    (1,802,000)   (1,609,000)
                                                                ------------   ------------   -----------

Income (loss) before income taxes and other items                    462,000     (1,053,000)     (850,000)
Income tax (provision) benefit                                      (798,000)       358,000       292,000
                                                                ------------   ------------   -----------

Loss before non-recurring and other items                           (336,000)      (695,000)     (558,000)
 Write off deferred financing costs                               (2,250,000)             -             -
                                                                ------------   ------------   -----------

Loss before other items                                           (2,586,000)      (695,000)     (558,000)
 Equity in income (losses) of
   consolidated subsidiaries                                       3,773,000    (32,999,000)   (1,000,000)
 Equity in losses of GB Holdings, Inc.                           (37,656,000)             -             -
                                                                ------------   ------------   -----------

Net loss                                                        $(36,469,000)  $(33,694,000)  $(1,558,000)
                                                                ============   ============   ===========

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                       PAGE 3

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PRATT CASINO CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           1997          1996         1995
                                                       ------------  ------------  -----------
Net cash provided by (used in) operating activities    $   285,000   $   (52,000)  $ (733,000)
                                                       -----------   -----------   ----------

Investing activities:
 Short-term investment                                   2,000,000    (2,000,000)           -
                                                       -----------   -----------   ----------

  Net cash provided by (used in)
    investing activities                                 2,000,000    (2,000,000)           -
                                                       -----------   -----------   ----------

Financing activities:
 Borrowings from affiliate                               2,505,000     2,150,000            -
 Advance to affiliate                                   (5,000,000)            -            -
                                                       -----------   -----------   ----------

  Net cash (used in) provided by financing
    activities                                          (2,495,000)    2,150,000            -
                                                       -----------   -----------   ----------

Net (decrease) increase in cash                           (210,000)       98,000     (733,000)

Cash at beginning of year                                  607,000       509,000    1,242,000
                                                       -----------   -----------   ----------

Cash at end of year                                    $   397,000   $   607,000   $  509,000
                                                       ===========   ===========   ==========

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                       PAGE 4
                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PRATT CASINO CORPORATION
                                (PARENT COMPANY)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND GUARANTEES OF REGISTRANT

     The accompanying condensed parent company financial statements have been prepared assuming that Pratt Casino Corporation ("PCC") will continue as a going concern. Certain affiliates of PCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 have created a default under the indenture for the $85,000,000 Senior Note obligations (the "PRT Funding Notes") of PRT Funding Corp., a wholly owned subsidiary of PCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PCC, which is liable as guarantor under the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts and has entered into negotiations with the PRT Funding bondholders to restructure the obligations. No assurance can be given that PCC will be able to restructure its obligations. The default under the indenture for the PRT Funding Notes raises substantial doubt about PCC's ability to continue as a going concern. The condensed parent company financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     PCC also guaranteed the outstanding borrowings under a $2,000,000 bank line of credit agreement entered into by Greate Bay Hotel and Casino, Inc., an indirect wholly owned subsidiary of PCC. At December 31, 1996, $2,000,000 was outstanding under the line of credit. The line of credit was repaid upon maturity of a pledged certificate of deposit in January 1997 and the line of credit was cancelled.

(2)  SCHEDULED PAYMENTS OF LONG-TERM DEBT

     PCC's long-term indebtedness includes a $62,900,000 promissory note to PRT Funding Corp. Under the terms of the loan agreement, should a default occur under the indenture for the PRT Funding Notes which accelerates the maturity of such notes, the maturity of the promissory note from PCC is to be accelerated as well. Such a default occurred under the Indenture for the PRT Funding Notes in January 1998 when certain subsidiaries of PCC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, the accompanying parent company balance sheet of PCC at December 31, 1997 reflects the promissory note balance as currently due.

     PCC's other long-term debt outstanding of $5,000,000 at December 31, 1997 matures during 2004. Interest paid during the years ended December 31, 1997, 1996 and 1995 amounted to $7,314,000, $7,679,000 and $8,410,000, respectively.

(3)  DIVIDENDS RECEIVED

     PCC received dividends from Pratt Management, L.P. amounting to $6,498,000, $6,433,000 and $6,421,000, respectively, during the years ended December 31, 1997, 1996 and 1995.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS

                                                AMOUNTS
                                  BALANCE AT   CHARGED TO                                             BALANCE
                                  BEGINNING    COSTS AND                            OTHER             AT END
          DESCRIPTION             OF PERIOD    EXPENSES       DEDUCTIONS           CHARGES           OF PERIOD
                                 -----------  -----------  ---------------     ----------------     ------------
YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful
  accounts receivable            $15,524,000  $ 3,195,000      $(3,764,000)(1)     $(14,955,000)(3)  $         -
 Valuation allowance on
  affiliate receivables                    -    9,650,000                   -        (9,650,000)(3)            -
 Allowance for obligatory
  investments                      4,401,000    1,241,000          (71,000)(2)       (5,571,000)(3)            -
                                 -----------  -----------  ---------------      ----------------     -----------

                                 $19,925,000  $14,086,000  $    (3,835,000)     $    (30,176,000)    $         -
                                 ===========  ===========  ===============      ================     ===========

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful
  accounts receivable            $16,494,000  $ 2,167,000  $    (3,137,000)(1)  $              -     $15,524,000
 Allowance for obligatory
  investments                      3,792,000    1,344,000         (735,000)(2)                 -       4,401,000
                                 -----------  -----------  ---------------      ----------------     -----------

                                 $20,286,000  $ 3,511,000  $    (3,872,000)     $              -     $19,925,000
                                 ===========  ===========  ===============      ================     ===========

YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful
  accounts receivable            $15,288,000  $ 2,988,000  $    (1,782,000)(1)  $              -     $16,494,000
 Allowance for obligatory
  investments                      2,458,000    1,457,000         (123,000)(2)                 -       3,792,000
                                 -----------  -----------  ---------------      ----------------     -----------

                                 $17,746,000  $ 4,445,000  $    (1,905,000)     $              -     $20,286,000
                                 ===========  ===========  ===============      ================     ===========

----------------------------------------------

(1) Represents net write-offs of uncollectible accounts.
(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.
(3) Represents write-off of allowances resulting from GB Holdings, Inc. and its subsidiaries no longer being included on the consolidated financial statements of Pratt Casino Corporation.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS

                                                                                                SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
NUMBER                                                                                              PAGE
------                                                                                          ------------
+3.1     -- Certificate of Incorporation of PRT Funding Corp. (Exhibit 3.1)
+3.2     -- Certificate of Incorporation of Pratt Casino Corporation. (Exhibit
            3.2)
+3.3     -- Bylaws of PRT Funding Corp. (Exhibit 3.3)
+3.4     -- Bylaws of Pratt Casino Corporation. (Exhibit 3.4)
@4.1     -- Indenture dated as of February 15, 1994, among PRT Funding, as
            Issuer, PCC, as Guarantor, and Shawmut Bank Connecticut, N.A., as
            Trustee (Exhibit 10.54)
@4.2     -- Indenture dated as of February 15, 1994 among GB Property Funding, as Issuer, GB Holdings, Inc. and GBHC, as Guarantors, and Shawmut
            Bank Connecticut, N.A., as Trustee. (Exhibit 10.50)
@4.3     -- Mortgage, Fixture Filing and Security Agreement dated February 17,
            1994, by GBHC in favor of Shawmut Bank Connecticut, National
            Association, as Mortgagee. (Exhibit 10.51)
@4.4     -- Security Agreement dated February 17, 1994 made by GB Property
            Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino Systems
            International, Inc., Computerized Management Systems International,
            Inc. and any Additional Collateral Grantor to Shawmut Bank
            Connecticut, National Association, as Trustee. (Exhibit 10.52)
@4.5     -- Collateral Assignment of Leases dated as of February 17, 1994, by
            GBHC, in favor of Shawmut Bank Connecticut, National Association, as
            Assignee. (Exhibit 10.53)
++10.1   -- Management Services Agreement dated as of August 19, 1987, between
            Pratt Hotel Management, Inc. ("PHMI"), the predecessor of NJMI, and
            GBHC. (Exhibit 10.1)
*10.2    -- Management Services Agreement dated as of June 21, 1991, between HCA and Greate Bay Casino Corporation, the predecessor in interest of
            PML. (Exhibit 10.34)
++10.3   -- Tax Allocation Agreement by and among Pratt Casino Properties, Inc.,
            PHMI, PCPI Funding Corp., GBHC and certain other parties effective as of January 1, 1987. (Exhibit 10.18)
++10.4   -- Amended License Agreement by and between Hughes Properties, Inc. and
            Pratt Hotel Corporation (now known as GBCC) dated May 19, 1987.
            (Exhibit 10.3)
###10.5  -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T. Pratt, Jr. (Exhibit 10.6)
+++10.6  -- Employment Agreement dated May 1, 1996 by and between HCC and Edward
            T. Pratt III. (Exhibit 10.4)
##10.7   -- First and Second Amendments to Employment Agreement dated as of
            January 1, 1998 between GBHC and Frederick H. Kraus. (Exhibit 10.4)
##10.8   -- First and Second Amendments to Employment Agreement dated as of
            January 1, 1998 between GBHC and Timothy A. Ebling. (Exhibit 10.5)
@10.9    -- Agreement of Limited Partnership of Pratt Management, L.P. (Exhibit
            10.55)
**10.10  -- Deed dated November 27, 1978 from Colony Associates, L.P. to GBHC.
            (Exhibit 10.13)
@@10.11  -- Consulting Agreement dated as of January 1, 1994 between PCC, as the
            Consultant, and HWCC - Tunica, Inc. (Exhibit 10.8)
###10.12 -- Employment Agreement dated as of January 1, 1998 between GBCC and
            John C. Hull. (Exhibit 10.18)
21.1     -- Subsidiaries of Pratt Casino Corporation.

                                                                                                SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
NUMBER                                                                                              PAGE
------                                                                                          ------------
#99.1    -- Voluntary petition for bankruptcy pursuant to Chapter 11 of the
            Bankruptcy Code for Greate Bay Hotel and Casino, Inc. dated January
            5, 1998. (Exhibit 99.2)
#99.2    -- Voluntary petition for bankruptcy pursuant to Chapter 11 of the
            Bankruptcy Code for GB Holdings, Inc. dated January 5, 1998 (Exhibit
            99.3)
#99.3    -- Voluntary petition for bankruptcy pursuant to Chapter 11 of the
            Bankruptcy Code for GB Property Funding Corp. dated January 5, 1998
            (Exhibit 99.4)

----------------------------------------------

       + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-69768) for PRT
            Funding Corp. as filed with the SEC on February 2, 1994.

      ++ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for
            Hollywood Casino Corporation as filed with the SEC on February 26,
            1993.

     +++ Incorporated by reference from the exhibit shown in a parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

       * Incorporated by reference from the exhibit shown in parenthesis to the registration statement on Form 10 filed with the Securities and Exchange Commission on May 28, 1992 by PRT Corporation, the predecessor of HCC.

      ** Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-69716) for GB
            Property Funding Corp. as filed with the SEC on February 2, 1994.

       @ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for
            Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

      @@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for
            HWCC -Tunica, Inc. as filed with the SEC on September 29, 1994.

       # Incorporated by reference from the exhibit shown in parenthesis to Form 8-K for GB Property Funding Corp., GB Holdings, Inc. and Greate
            Bay Hotel and Casino, Inc. as filed with the SEC on January 9, 1998.

      ## Incorporated by reference from the exhibit shown in parenthesis to GB Property Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 1997.

     ### Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the year ended December 31,
            1997.