Form 10-K
period 1998-12-31
PRATT CASINO CORP; PRT FUNDING CORP
filed 1999-03-31
CIK 912928, 912897

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 1998
                          ---------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

     Commission file number        33-69768
                            ----------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

               DELAWARE                                   75-2502289
               DELAWARE                                   75-2502292
------------------------------------------     ---------------------------------
       (States or other jurisdictions of               (I.R.S. Employer
         incorporation or organization)              Identification No.'s)

  C/O ADVANCED CASINO SYSTEMS CORPORATION
        200 DECADON DRIVE, SUITE 100
           EGG HARBOR, NEW JERSEY                           08234
----------------------------------------------    ------------------------------
    (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code):        (609) 441-0704
                                                      --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

     $85,000,000 PRINCIPAL AMOUNT OF
 11 5/8% SENIOR NOTES DUE APRIL 15, 2004
------------------------------------------  ____________________________________
              Title of each class           Name of exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

    Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  X         NO______
                                                         ------

    As of March 26, 1999, 1,000 shares of Common Stock of PRT Funding Corp., $1.00 par value, were outstanding, all of which were held by Pratt Casino Corporation. As of March 26, 1999, 1,000 shares of Common Stock of Pratt Casino Corporation, $1.00 par value, were outstanding, all of which were held by an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                     NONE

                                    PART I

ITEM 1.  BUSINESS

GENERAL
-------

   The registered securities consist of 11 5/8% Senior Notes (the "PRT Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding"). PRT Funding is wholly owned by Pratt Casino Corporation ("PCC"), a Delaware corporation and an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. On December 31, 1996, Hollywood Casino Corporation ("HCC"), owner of approximately 80% of the common stock of GBCC, distributed such stock to its shareholders. GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ"; GBCC is subject to the reporting requirements of the Securities Act of 1934. PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by PCC. PRT Funding and PCC have principal executive offices at 200 Decadon Drive, Suite 100, Egg Harbor Township, New Jersey 08234.

   PRT Funding was organized during September 1993 as a special purpose subsidiary of PCC for the purpose of borrowing funds through the issuance of the PRT Funding Notes for the benefit of PCC and certain of its subsidiaries.

   Prior to December 31, 1998, PCC owned all of the common stock of GB Holdings, Inc. ("Holdings"); such ownership has since been reduced to 79%. Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of Holdings, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands").
Prior to July 7, 1998, New Jersey Management, Inc. ("NJMI"), a subsidiary of PCC, was responsible for the operations of the Sands under a management agreement with GBHC.

   PCC is a holding company that, through Holdings, owns the Sands. In addition to its ownership of Holdings, PCC is also the sole limited partner of Pratt Management, L.P. ("PML"), a limited partnership which manages a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora
Casino") owned by HCC.   Effective April 1, 1997, HCC acquired the general
partnership interest in PML from another subsidiary of GBCC. PCC also has a consulting agreement with HWCC-Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, which owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). The contract, which expires on December 31, 2003, provides for a monthly fee of $100,000. Historically, debt service on the PRT Funding Notes has been funded primarily from management fees earned by NJMI from the Sands, from distributions made to PCC by PML (resulting from fees generated under the Aurora Casino Management Contract - see "Pratt Management, L.P." below) and from consulting fees earned from the Tunica Casino, supplemented by dividends, if any, received from GBHC.

   On January 5, 1998, GBHC, Holdings, and GB Property Funding Corp. ("GB Property Funding"), a wholly owned subsidiary of Holdings, each filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. As of March 26, 1999, no plan of reorganization has been formally presented by the debtors or any other party.

   The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued.

   In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39.25 million of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of approximately $7.7 million. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

   As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

   The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement.

   As a result of the Chapter 11 filings discussed above, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets of PCC. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements of PCC, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by PCC under the equity method of accounting. As a result of PCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, PCC is accounting for its investment in Holdings under the cost method of accounting.

THE SANDS MANAGEMENT CONTRACT
-----------------------------

   Prior to May 1, 1998, NJMI, was responsible for the operations of the Sands under a management agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (1) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 was deferred and is to be paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the Bankruptcy Court on September 28, 1998. As a consequence of a settlement agreement entered into in September 1998, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

PRATT MANAGEMENT, L.P.
----------------------

   PML manages the Aurora Casino pursuant to the Aurora Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

   PML receives a quarterly base management fee equal to 5% of operating revenues (as defined in the agreement). However, for so long as certain indebtedness of HCC remains outstanding, payment of the base services fee is (i) subject to a maximum of $5.5 million in any consecutive 12 month period; (ii) subordinate to payment of interest on the HCC indebtedness; and (iii) conditioned upon compliance with the indenture governing such indebtedness. PML also receives an incentive fee equal to 10% of gross operating profit (as defined in the agreement).

   Pursuant to the Agreement of Limited Partnership, PML makes distributions to PCC in an amount equal to 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, all of which comes from management fees received from the management of the Aurora Casino pursuant to the Aurora Casino Management Contract. For the year ended December 31, 1998, distributions totaled $5.6 million.

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

   State Regulation - Supplier's License.  PML is required to maintain a
   -------------------------------------
supplier's license with respect to the management services it provides to the Aurora Casino. PML's supplier's license expired in December 1998 and was renewed by the Illinois Gaming Board (the "IGB") through December 1999 with the condition that PML provide justification for future renewal. The IGB has expressed its opposition to the licensing of holders of management services contracts with percentage-based fees for Illinois riverboat gaming operations. PML's existing management contract is currently the only percentage-based management contract between a supplier and a riverboat gaming operation. PCC believes that the successful completion of the Restructuring previously described will enable PML to provide acceptable justification for renewal of the PML supplier's license in December 1999. A supplier's license is eligible for renewal upon payment of the applicable fee, a determination by the IGB that the licensee continues to meet all of the requirements of the Illinois Riverboat Gambling Act (the "Riverboat Act") and if any and all conditions placed on prior license renewals have been met. The IGB also requires that officers, directors and employees of suppliers be licensed. Licenses issued by the IGB may not be transferred to another person or entity. All licenses must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the IGB.

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

THE AURORA CASINO
-----------------

   The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos in Illinois now operating within 50 miles of downtown Chicago. In addition five riverboat casinos operate in northwestern Indiana and serve the Chicago-area market. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 975 slot machines and approximately 55 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly-themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, a gourmet restaurant, a large buffet and a diner. Patrons of the Aurora Casino are offered valet and self-parking in two multi-level parking garages that accommodate approximately 1,340 cars, as well as surface parking.

   One parking garage is located directly across the street and is connected to the Pavilion through a climate controlled tunnel. The structure also houses the "Hollywood Casino(R) Studio Store," 1,500 square feet of highly themed retail space selling logo items licensed from motion picture studios as well as first-run movies on videocassette.

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

   Business Strategy.  The Aurora facility's primary market is the affluent
   -----------------
suburbs north and west of Chicago. Based on a sampling of its patrons, the Company believes that the casino drew approximately 50% of its patrons from such suburbs during 1998. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by trains which average 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 135,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation; however, one existing license is currently available for reissue. There are also five riverboat casino operations in northwestern Indiana which compete within the Chicago-area market.

   The Aurora Casino's riverboats currently offer as many as 16 daily cruises on weekdays and 17 daily cruises on weekends, commencing at various times from 9:00 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. The use of a staggered cruise schedule with two vessels significantly reduces the waiting time until the next gaming session for patrons who miss a cruise departure. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two to three hours of gaming per cruise, depending on the cruising schedule. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

   In implementing its marketing and operating strategy, the Aurora Casino uses proprietary casino information technology of Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC. This technology includes ACSC's table game and slot machine monitoring systems which enable the Aurora Casino to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines are connected with, and information with respect to table games can be input into its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in developing a loyal base of higher value patrons. ACSC's systems also allow the Aurora Casino to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

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

   Management believes that the Aurora Casino's facilities, in particular its highly-themed dockside Pavilion and its close proximity to the Paramount Theatre, an 1,800-seat art deco theatre in which the Company features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Wayne Newton, Tom Jones, Paul Anka, the Commodores, Frankie Valli, Englebert Humperdink and the Doobie Brothers.

   Competition.  The gaming industry is highly fragmented and characterized by a
   -----------
high degree of competition among a large number of participants, some of which have greater financial and other resources than HCC. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals, Indian gaming and other forms of legalized gaming in the United States and other jurisdictions. Casino gaming is currently permitted in a number of states, including Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, several Canadian providences, as well as on Native American Indian lands in certain states. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition and could have a material adverse impact on the Aurora Casino.

   The Riverboat Act and the rules promulgated by the Illinois Gaming Board thereunder authorize only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation; however, one licensed site ceased gaming operations in July 1997. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The Aurora Casino also competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 25 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Legislation could also be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Company's principal market. In addition, three groups have been chosen to operate casinos in the Detroit, Michigan market; however, the establishment of a regulatory system and subsequent licensing have yet to be accomplished. Accordingly, it is not anticipated that any Detroit casino will be operational until 2001. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana, Michigan and Wisconsin under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

   Casino Credit.  Casino operations are conducted on both a credit and a cash
   -------------
basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1998, gaming credit extended to customers accounted for less than 2% of overall wagering. At December 31, 1998, gaming receivables amounted to $1.6 million before allowances for uncollectible gaming receivables which amounted to $655,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

   Employees and Labor Relations.  In Aurora, all casino employees must be
   -----------------------------
licensed by the Illinois Gaming Board. At December 31, 1998 there were approximately 1,615 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

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

   If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to inclement weather, river icing, or unforseeable mechanical difficulties, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. Recently, the Illinois Gaming Board amended its rules to clarify the circumstances under which dockside gaming will be permitted and to require the imposition of a fine for violations of the cruising requirements.

   A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $6.6 million, $7.2 million and $6.4 million , respectively, during 1998, 1997 and 1996. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at graduated rates ranging from 15% to 35%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $42.4 million, $30.7 million and $31.3 million, respectively, for the years 1998, 1997 and 1996. Prior to January 1, 1998 the wagering tax rate was 20% on adjusted gross receipts.

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

THE TUNICA CASINO CONSULTING AGREEMENT
--------------------------------------

   PCC, by virtue of its ownership and past management of the Sands and its management of the Aurora Casino, had certain casino management experience and expertise which, at the time of its opening, the Tunica Casino did not have. In order to utilize PCC's experience and expertise, the Tunica Casino entered into a consulting agreement with PCC as of January 1, 1994. The agreement has a term of 10 years and provides, among other things, for PCC to advise and consult the Tunica Casino on any matters relating to business and for monthly payments of $100,000 to PCC for its performance thereunder. The Tunica Casino is also obligated to reimburse PCC for its direct costs and expenses incurred under the agreement.

ITEM 2.  PROPERTIES

     The Sands Hotel and Casino in Atlantic City, New Jersey, which is owned by GBHC, is the only property held by PCC or any of its subsidiaries. As a result of the Chapter 11 filings previously described, PCC's control over the filing subsidiaries, including GBHC, is subject to supervision of the Bankruptcy Court. PCC does not expect to have operating control of or any significant equity ownership in the filing subsidiaries after reorganization.

     PCC has no other physical properties which it uses to conduct its business. Although it has no ownership interest in the Aurora Casino, PCC manages the facility under the Aurora Casino Management Contract. For a description of the facility, see "Business - The Aurora Casino" above.

ITEM 3.  LEGAL PROCEEDINGS

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. As of March 26, 1999, no reorganization plan has been formally presented by the debtors or any other party.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of the Restructuring of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39.25 million of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of approximately $7.7 million. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement.

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject its existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a reduced monthly fee. The motion to reject the management agreement was granted on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

     On July 27, 1998, GBHC filed a motion with the Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax net operating loss carryovers ("NOL's") of GBHC. On September 2, 1998, GBCC reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from GBCC for federal income tax purposes by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998.

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, PCC's former independent accountants, and certain of its partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the initial stages of discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

ITEM 6.  SELECTED FINANCIAL DATA

PRT FUNDING CORPORATION AND PRATT CASINO CORPORATION

   The following tables present selected financial information for PRT Funding and PCC and are qualified in their entirety by, and should be read in conjunction with, PRT Funding's and PCC's Financial Statements and notes thereto contained elsewhere in this Form 10-K. The data as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, have been derived from the audited financial statements of PRT Funding and PCC presented in Item 8.

                               PRT FUNDING CORP.

STATEMENT OF OPERATIONS DATA:

                                                               YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                  1998       1997       1996       1995       1994
                                                ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS)
Interest income...............................  $ 10,613   $ 12,077   $ 12,102   $ 12,093   $ 10,505
Interest expense..............................   (12,075)   (12,075)   (12,075)   (12,075)   (10,505)
General and administrative expenses...........         -          -          -         (2)       (11)
                                                --------   --------   --------   --------   --------
Operating (loss) income.......................    (1,462)         2         27         16        (11)
Valuation provision on affiliate receivables..   (35,467)   (33,988)         -          -          -
                                                --------   --------   --------   --------   --------
(Loss) income before income taxes.............   (36,929)   (33,986)        27         16        (11)
Income tax provision..........................         -          -         (6)        (1)         -
                                                --------   --------   --------   --------   --------
Net (loss) income.............................  $(36,929)  $(33,986)  $     21   $     15   $    (11)
                                                ========   ========   ========   ========   ========

BALANCE SHEET DATA:
                                                                     DECEMBER 31,
                                                ------------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                --------   --------   --------   --------   ----------
                                                                     (IN THOUSANDS)
Total assets..................................  $ 43,508   $ 73,321   $105,113   $102,893   $103,975
Total debt....................................   100,000    100,000    100,000    100,000    100,000
Shareholder's (deficit) equity................   (70,889)   (33,960)        26          5        (10)

                           PRATT CASINO CORPORATION

STATEMENT OF OPERATIONS DATA:

                                                                            YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                           1998 (1)      1997        1996       1995       1994
                                                          ----------  ----------  ----------  ---------  ---------
                                                                                (IN THOUSANDS)

Net revenues...........................................   $   3,604   $ 257,455   $ 265,961   $285,150   $276,189
                                                          ---------   ---------   ---------   --------   --------

Expenses:
     Departmental......................................           -     215,907     235,285    223,631    215,081
     General and administrative........................       1,489      13,420      15,492     18,387     19,575
     Depreciation and amortization.....................           -      14,420      19,669     20,296     19,179
                                                          ---------   ---------   ---------   --------   --------
       Total expenses..................................       1,489     243,747     270,446    262,314    253,835
                                                          ---------   ---------   ---------   --------   --------

     Income (loss) from operations.....................       2,115      13,708      (4,485)    22,836     22,354
                                                          ---------   ---------   ---------   --------   --------
Non-operating income (expense):
     Interest income...................................         278       1,801       1,799      1,945      2,186
     Interest expense..................................     (12,075)    (33,167)    (32,836)   (32,295)   (30,563)
     Gain on disposal of assets........................           -          59          13         56         73
     Equity in earnings of Limited Partnership.........       6,494       7,008       6,162      6,429      6,264
     Equity in earnings of and gain on
       elimination of investment in GB Holdings,
       Inc.............................................      40,118           -           -          -          -
     Restructuring costs...............................      (1,548)       (505)          -          -          -
                                                          ---------   ---------   ---------   --------   --------

       Total non-operating income (expense), net.......      33,267     (24,804)    (24,862)   (23,865)   (22,040)
                                                          ---------   ---------   ---------   --------   --------

Income (loss) before income taxes, extraordinary
     and other items...................................      35,382     (11,096)    (29,347)    (1,029)       314
Valuation provision on affiliate receivables...........           -      (9,650)          -          -          -
Write off deferred financing costs.....................           -      (6,515)          -          -          -
                                                          ---------   ---------   ---------   --------   --------
Income (loss) before income taxes, and
  extraordinary item...................................      35,382     (27,261)    (29,347)    (1,029)       314
Income tax provision...................................      (1,395)     (9,518)     (4,347)      (529)    (1,490)
                                                          ---------   ---------   ---------   --------   --------

Income (loss) before extraordinary item................      33,987     (36,779)    (33,694)    (1,558)    (1,176)
Extraordinary item:
  Gain on early extinguishment of debt.................           -         310           -          -          -
                                                          ---------   ---------   ---------   --------   --------

Net income (loss)......................................   $  33,987   $ (36,469)  $ (33,694)  $ (1,558)  $ (1,176)
                                                          =========   =========   =========   ========   ========

BALANCE SHEET DATA:
                                                                                 DECEMBER 31,
                                                          --------------------------------------------------------
                                                           1998 (1)    1997 (1)     1996        1995       1994
                                                          ---------   ---------   ---------   --------   ---------
                                                                                (IN THOUSANDS)
Total assets..........................................    $   7,239   $   6,258   $ 234,286   $256,940   $255,778
Total debt............................................      100,000     100,000     285,442    285,453    285,463
Shareholder's deficit.................................     (107,587)   (141,574)   (105,105)   (71,411)   (69,853)

________________________

(1) As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, PCC's control over these subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to be in control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings in September 1998, GBCC no longer participates in the management of the Sands. Accordingly, these subsidiaries are excluded from the consolidated balance sheets of PCC at December 31, 1998 and 1997. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements of PCC, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by PCC under the equity method of accounting. As a result of PCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, PCC is accounting for its investment in Holdings under the cost method of accounting.

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

   PCC and NJMI provide management and consulting services or invest in entities which provide such services to affiliates which own hotel and casino properties. Prior to 1998, cash flow from such activities, specifically the PML limited partnership interest held by PCC, the Tunica Consulting Contract and the Sands Management Contract were sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding
Note indenture, on the Junior Subordinated Notes.

   As a consequence of the Chapter 11 filing by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998, and expired on September 28, 1998, which reduced the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. GBHC's motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 10 of Notes to Consolidated Financial Statements of PCC), GBCC and GBHC may no longer assert claims against each other with respect to the management agreement and, with the passage of time, the cancellation thereof. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued.

   In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of the Restructuring of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39.25 million of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of approximately $7.7 million. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

   As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

   The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement.
There can be no assurance at this time that the Restructuring will be successfully completed. Accordingly, there is substantial doubt about the ability of PCC to continue as a going concern.

   GBHC owns and operates the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. During 1996 and 1997, declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order to meet debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the 10 7/8% First Mortgage Notes.

   GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions seeking protection under Chapter 11 of the Bankruptcy Code.

   As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. The Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. On January 11, 1999, the Bankruptcy Court terminated the debtor's exclusive right to file a plan of reorganization. As of March 26, 1999, no plan of reorganization has been formally presented by the debtors or any other party. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of PCC.

RESULTS OF OPERATIONS

   GENERAL

     As a result of the filings by Holdings, GB Property Funding and GBHC, PCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court. PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 1998 reflects the operations of the filing subsidiaries for the period from January 1, 1998 through June 30, 1998 under the equity method of accounting and for the period subsequent to June 30, 1998 under the cost method of accounting. For the years ended December 31, 1997 and 1996, however, the accompanying consolidated statements of operations include the operations of Holdings and its subsidiaries on a consolidated basis.

     Accordingly, management's discussion of the results of operations is divided into three parts: (i) a comparison of income from operations of PCC exclusive of Holdings and its subsidiaries (the "PCC Group"), (ii) a comparison of income from operations of Holdings and its subsidiaries for the years 1997 and 1996 and (iii) a comparison of all other income and expense items on a consolidated basis.

PCC GROUP
---------

     The following table presents the PCC Group's proforma income from operations on a basis comparable to the 1998 presentation.

                                    YEAR ENDED DECEMBER 31,
                               ----------------------------------
                                  1998        1997        1996
                               ----------  ----------  ----------
Revenues:                      $3,604,000  $6,630,000  $5,844,000
                               ----------  ----------  ----------

Expenses:
 General and administrative     1,489,000   1,440,000   1,650,000
 Amortization                           -     358,000     359,000
                               ----------  ----------  ----------

  Total expenses                1,489,000   1,798,000   2,009,000
                               ----------  ----------  ----------

Income from operations         $2,115,000  $4,832,000  $3,835,000
                               ==========  ==========  ==========

   REVENUES

     Revenues of the PCC Group declined $3 million (45.6%) for the year ended December 31, 1998 compared to 1997 and increased $786,000 (13.4%) for the year ended December 31, 1997 compared to 1996. The 1998 decrease is due to declines in management fees earned under the NJMI management contract with the Sands. As discussed in Note 6 of the Notes to Consolidated Financial Statements of PCC, a substitute agreement was effective from May 1, 1998 through September 28, 1998. Management fees earned by NJMI under the original management agreement were primarily dependent on the level of revenues and gross operating profits at the Sands. The revised fee arrangement consisted of a fixed fee of $165,000 per month. Accordingly, the 1998 decrease in the PCC Group's revenues is primarily attributable to the reduced management fee and the rejection of the management contract in September 1998. The 1997 increase reflects an improvement in operating results at the Sands on which management fees were based.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the PCC Group did not change significantly for the year ended December 31, 1998 compared to 1997 and decreased $210,000 for the year ended December 31, 1997 compared to 1996. The 1998 change reflects a significant decline in overhead costs associated with the management of the Sands as a result of the reductions in services and the eventual elimination of the management agreement. Such decreases were offset, however, by increases in administrative costs no longer shared with GBHC as well as by the provision of reserves for collectability with respect to certain receivables from GBHC. The 1997 decrease reflects a reduction in the allocation of overhead costs from affiliates of PCC.

     AMORTIZATION

     As a result of the cross default and acceleration under the indenture for the PRT Funding Notes, all deferred financing costs were written off at December 31, 1997, eliminating the PCC Group's amortization expense associated with such costs.

HOLDINGS AND SUBSIDIARIES
-------------------------

     The following table presents the income from operations of Holdings and its subsidiaries for the years ended December 31, 1997 and 1996 during which such operations were consolidated with those of PCC.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------
                                                                                      1997            1996
                                                                                 ------------     ------------
Revenues:
  Casino                                                                         $234,477,000     $242,889,000
  Rooms                                                                             9,691,000        9,446,000
  Food and beverage                                                                32,968,000       34,638,000
  Other                                                                             4,123,000        5,717,000
                                                                                 ------------     ------------

                                                                                  281,259,000      292,690,000
  Less - promotional allowances                                                   (25,004,000)     (27,929,000)
                                                                                 ------------     ------------

   Net revenues                                                                   256,255,000      264,761,000
                                                                                 ------------     ------------

Expenses:
  Casino                                                                          199,746,000      218,990,000
  Rooms                                                                             2,590,000        2,419,000
  Food and beverage                                                                10,815,000       10,618,000
  Other                                                                             2,756,000        3,258,000
  General and administrative                                                       17,409,000       18,486,000
  Depreciation and amortization                                                    14,062,000       19,310,000
                                                                                 ------------     ------------

  Total expenses                                                                  247,378,000      273,081,000
                                                                                 ------------     ------------

Income (loss) from operations                                                    $  8,877,000     $ (8,320,000)
                                                                                 ============     ============

     GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                                                            YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                           1997                1996
                                                                       --------------    -----------------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                                                           $     74,083       $     79,127
 Slot machines                                                              157,312            159,972
 Other (1)                                                                    3,082              3,790
                                                                       ------------       ------------

  Total                                                                $    234,477       $    242,889
                                                                       ============       ============
TABLE GAMES:
 Gross Wagering
  (Drop) (2)                                                           $    524,040       $    576,577
                                                                       ============       ============

 Hold Percentages: (3, 4)
  Sands                                                                        14.1%              13.7%
  Atlantic City                                                                15.0%              15.5%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                                                         $  1,916,350       $  1,954,612
                                                                       ============       ============
 Hold Percentages: (3, 4)
  Sands                                                                         8.2%               8.2%
  Atlantic City                                                                 8.4%               8.3%


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

     Table games drop at the Sands declined $52.5 million (9.1%) during 1997 compared with 1996. The Sands' decrease compares with an increases of 4% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 6.8% during 1997 from 7.7% during 1996. The Sands' 1997 table game drop decrease is attributable to declines in patron volume from both the rated and unrated segments. Expansions of other Atlantic City casinos resulted in an increase of approximately 92,000 square feet of gaming space and 73 tables at December 31, 1997 compared to December 31, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 3.1%. The decline in table game drop during 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment.

     Slot machine handle decreased $38.3 million (2%) during 1997 compared with 1996. The Sands' decrease compares with an increase in slot machine handle of 2.2% for all other Atlantic City casinos during the same period. As a result, the Sands' market share of slot machine play declined to 5.9% in 1997 from 6.1% in 1996. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 7.8% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands during 1997 is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

     REVENUES

     Casino revenues at the Sands decreased by $8.4 million (3.5%) during 1997 compared with 1996. Decreases in both slot machine and table game wagering during 1997 were partially offset by improvements in the table game hold percentage.

     Rooms revenue did not change significantly during 1997 compared with 1996. Food and beverage revenues decreased $1.7 million (4.8%) during 1997 compared to 1996 reflecting the decline in patron volume. Other revenues decreased $1.6 million (27.9%) during 1997 compared to 1996 as a result of replacing ongoing "review show" type entertainment with less frequent "star show" entertainment.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.4% during 1997 from 56.1% during 1996. Such decrease was primarily attributable to reductions in certain marketing programs and other promotional activities.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands decreased $19.2 million (8.8%) during 1997 compared to 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997, together with management's ongoing efforts to create operating efficiencies, significantly reduced expenses. Such factors also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense increased $171,000 (7.1%) during 1997 compared to 1996 due to a lesser percentage of rooms being sold on a complimentary basis which reduced the allocation of room costs to the casino department. Food and beverage expense did not change significantly during 1997 compared to 1996. Other expenses decreased $502,000 (15.4%) in 1997 from 1996 primarily due to cost savings with respect to theater entertainment.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased by approximately $1.1 million (5.8%) during 1997 compared to 1996 due to the success of cost containment measures implemented by management.

     DEPRECIATION AND AMORTIZATION

     As a result of revising the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain long lived assets, depreciation and amortization expense during 1997 decreased by $5.2 million (27.2%) compared to 1996.

     PCC CONSOLIDATED
     ----------------

     INTEREST

     Consolidated interest income for PCC decreased $1.5 million (84.6%) during 1998 compared with 1997 as less cash was available during 1998 for investment purposes. Consolidated interest income did not change significantly during 1997 compared to 1996. Interest expense decreased by $21.1 million (63.6%) during 1998 compared to the prior year. Such decline reflects the absence of interest with respect to Holdings' 10 7/8% First Mortgage Notes ($19.9 million during
1997). Interest expense did not change significantly during 1997 compared to 1996.

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML decreased by $514,000 (7.3%) in 1998 compared to 1997 after increasing by $846,000 (13.7%) in 1997 compared to 1996. The 1998 decrease reflects reduced management fees earned by PML due to a significant increase in gaming taxes imposed on the Aurora Casino's operations. Management fees are based, in part, on the operating results of the Aurora Casino. The 1997 increase reflects a slight increase in management fees earned by PML coupled with a 28.3% decline in operating and other expenses.

     EQUITY IN EARNINGS OF AND GAIN ON ELIMINATION OF INVESTMENT IN GB HOLDINGS, INC.

     PCC's equity in the earnings of Holdings for the year ended December 31, 1998 amounted to $3.3 million and represents equity in earnings for the period from January 1, 1998 through June 30, 1998. Effective July 1, 1998, PCC eliminated its investment in Holdings and is no longer recognizing equity in the earnings of Holdings and its subsidiaries. For the year ended December 31, 1997, the results of operations of Holdings and its subsidiaries were consolidated with those of PCC. Had such operating results been accounted for under the equity method of accounting, PCC would have reflected equity in losses of $4.7 million during the comparable six month period in 1997. The significant improvement in earnings compared to the prior year is primarily due to suspension of interest expense as a result of Holdings' bankruptcy status which have more than offset costs associated with the reorganization under Chapter 11.

     Generally, the Sands experienced only a slight decrease in operating income during the first six months of 1998 compared to the same period in 1997 despite a 12.7% decline in net revenues. The revenue decreases were a direct result of significant declines in total gross wagering at the Sands due to increased competition in the Atlantic City market, the reduction of promotional marketing activities in an effort to control costs and the negative publicity resulting from GBHC's filing under Chapter 11. Operating costs decreased due to declines in patron volume as well as to management's efforts to eliminate certain marginally effective marketing programs and create operating efficiencies. Reorganization and other related costs attributable to the Chapter 11 filing amounted to $2.8 million during the period from January 1, 1998 through June 30, 1998.

     The most significant change in PCC's equity in the earnings of Holdings has been the reduction in interest expense. As a result of the filing, the accrual of interest expense on Holdings' debt obligations has been suspended. Had the contractual interest expense been accrued, PCC's equity in the losses of Holdings for the 1998 period would have been $8.1 million.

     As a result of PCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. The elimination of the investment in Holdings resulted in a gain amounting to $36.9 million for the year ended December 31, 1998.

    RESTRUCTURING COSTS

    The 1998 increase results from professional fees and other corporate overhead costs associated with the default of the PRT Funding Notes and efforts to restructure the obligations. Management believes that such reorganization costs will continue in the near term pending the outcome of the Restructuring.

    NONRECURRING ITEMS

    At December 31, 1997, GBHC reserved the balance of an advance to an affiliated company in the amount of $5.7 million together with accrued interest amounting to $4 million as collection of the receivables was deemed uncertain.

    At December 31, 1997, unamortized deferred financing costs associated with the 10 7/8% First Mortgage Notes ($4.3 million) and the PRT Funding Notes ($2.2 million) were written off.

    INCOME TAX PROVISION

    As previously disclosed in PCC's quarterly report on Form 10-Q for the period ended September 30, 1998, and subsequent to the issuance of its 1997 consolidated financial statements, PCC was advised by HCC, GBCC's former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 might be necessary. HCC subsequently revised its tax treatment of the distribution which resulted in a reduction of the net operating loss carryforwards ("NOL's") available to PCC for federal income tax purposes. The revised tax treatment had no effect on PCC's assets, liabilities or operating results as reflected in its consolidated financial statements for any period presented as PCC had provided valuation allowances to fully reserve its net deferred tax assets, including NOL's, for all such reporting periods. The effects on deferred taxes and the related valuation allowance resulting from the revised tax treatment have been included in the accompanying consolidated financial statements as adjustments during the year ended December 31, 1998.

    In connection with the revised tax treatment, GBCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract. GBCC and PCC continue to work with their new outside tax advisors and consultants to review these tax issues.

    PCC's operations are included in GBCC's consolidated federal income tax return and, for periods through December 31, 1996, were included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

    As of December 31, 1998, PCC and its subsidiaries have NOL's for federal and state tax purposes totaling approximately $348,000 and $7 million, respectively, for federal and state income tax purposes. The federal tax NOL's do not begin to expire until 2009 and most of the state tax NOL's expire by 2003. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to (i) the continued availability of NOL's originating in prior years for federal and state tax purposes, (ii) the limited operations of PCC following the December 31, 1998 deconsolidation for federal income tax purposes of Holdings, PCC's most significant operating subsidiary, and (iii) questions regarding PCC's ability to continue as a going concern, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1998.

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

     YEAR 2000 COMPLIANCE

     In the year 2000, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. Such program includes the use of both internal and external resources to test and, if necessary, modify or replace software applications. The costs of acquiring, testing and converting such systems are expected to be minimal. Management expects its Year 2000 date conversion projects to be completed on a timely basis. The company has also initiated formal communication with its suppliers to determine the extent to which its information systems are vulnerable to those third parties' failure to resolve their Year 2000 issues. While there can be no assurance that the Company will fully resolve the Year 2000 issues, neither the estimated cost nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.

     SEASONALITY

     Historically, the Sands' operations were highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of PCC's operations for the first and fourth quarters were historically less profitable than the other quarters of the fiscal year. The Aurora Casino also experiences some seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, the Aurora Casino's operations may fluctuate significantly due to a number of other factors, including chance. Such seasonality and fluctuations may materially affect PCC's profitability.

     ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
PRT FUNDING CORP.
 Report of Independent Auditors to PRT Funding Corp......................    22

 Balance Sheets of PRT Funding Corp. as of December 31, 1998 and 1997....    23

 Statements of Operations of PRT Funding Corp. for the Years Ended
  December 31, 1998, 1997 and 1996.......................................    24

 Statements of Cash Flows of PRT Funding Corp. for the Years Ended
  December 31, 1998, 1997 and 1996.......................................    25

 Notes to Financial Statements of PRT Funding Corp.......................    26


PRATT CASINO CORPORATION AND SUBSIDIARIES
 Report of Independent Auditors to Pratt Casino
  Corporation and Subsidiaries...........................................    31

 Report of Predecessor Independent Public Accountants....................    32

 Consolidated Balance Sheets of Pratt Casino Corporation and
  Subsidiaries as of December 31, 1998 and 1997..........................    33

 Consolidated Statements of Operations of Pratt Casino Corporation
  and Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996..    35

 Consolidated Statement of Changes in Shareholder's Deficit of
  Pratt Casino Corporation and Subsidiaries for
  the Three Years Ended December 31, 1998................................    36

 Consolidated Statements of Cash Flows of Pratt Casino Corporation
  and Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996..    37

 Notes to Consolidated Financial Statements of Pratt Casino
  Corporation and Subsidiaries...........................................    38

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


To PRT Funding Corp.:

   We have audited the accompanying balance sheets of PRT Funding Corp. (the Company and a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of PRT Funding Corp. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in violation of certain indenture covenants, which has resulted in the acceleration of the due date of the Company's debt obligations. The default under the indenture for the Company's debt obligations raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Deloitte & Touche LLP
Dallas, Texas
March 19, 1999

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS

                                    ASSETS

                                                                   DECEMBER 31,
                                                           ---------------------------
                                                               1998          1997
                                                           ------------   ------------
Current Assets:
 Cash and cash equivalents                                 $      8,000   $     13,000
 Interest receivable from affiliates, net of valuation
  allowance in 1998                                                   -      3,428,000
 Due from affiliate, net of valuation allowance in 1998               -      1,130,000
 Notes receivable from affiliates, net of valuation
  allowances                                                 43,500,000     63,750,000
                                                           ------------   ------------

  Total current assets                                       43,508,000     68,321,000
                                                           ------------   ------------

Due from affiliates, net of valuation
 allowances                                                           -     5,000,000
                                                           ------------   ------------

                                                           $ 43,508,000   $ 73,321,000
                                                           ============   ============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
 Current maturities of long-term debt                      $ 85,000,000   $ 85,000,000
 Accrued interest payable                                    14,397,000      7,263,000
 Due to affiliates                                                    -         18,000
                                                           ------------   ------------

  Total current liabilities                                  99,397,000     92,281,000
                                                           ------------   ------------

Notes payable to affiliates                                  15,000,000     15,000,000
                                                           ------------   ------------

Shareholder's deficit:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                                 1,000          1,000
 Accumulated deficit                                        (70,890,000)   (33,961,000)
                                                           ------------   ------------

  Total shareholder's deficit                               (70,889,000)   (33,960,000)
                                                           ------------   ------------

                                                           $ 43,508,000   $ 73,321,000
                                                           ============   ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                    1998           1997           1996
                                                -------------  -------------  ------------
Revenues:
 Interest income                                $ 10,613,000   $ 12,077,000   $12,102,000

Expenses:
 Interest expense                                 12,075,000     12,075,000    12,075,000
                                                ------------   ------------   -----------

Operating (loss) income                           (1,462,000)         2,000        27,000

Valuation provision on affiliate receivables     (35,467,000)   (33,988,000)            -
                                                ------------   ------------   -----------

(Loss) income before income taxes                (36,929,000)   (33,986,000)       27,000

Income tax provision                                       -              -        (6,000)
                                                ------------   ------------   -----------

Net (loss) income                               $(36,929,000)  $(33,986,000)  $    21,000
                                                ============   ============   ===========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1998           1997           1996
                                                             ------------   ------------   -----------
OPERATING ACTIVITIES:
 Net (loss) income                                           $(36,929,000)  $(33,986,000)  $    21,000
 Adjustments to reconcile net (loss) income
  to net cash (used in) provided by operating activities:
  Valuation provision on affiliate receivables                 35,467,000     33,988,000             -
  Increase in receivables from affiliates                      (5,659,000)    (3,324,000)   (1,097,000)
  Increase in accrued interest payable                          7,134,000      2,195,000     2,193,000
  Net change in other current assets
   and liabilities                                                (18,000)        (1,000)        6,000
                                                             ------------   ------------   -----------

Net cash (used in) provided by operating activities                (5,000)    (1,128,000)    1,123,000

Cash and cash equivalents at beginning of year                     13,000      1,141,000        18,000
                                                             ------------   ------------   -----------

Cash and cash equivalents at end of year                     $      8,000   $     13,000   $ 1,141,000
                                                             ============   ============   ===========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION AND OPERATIONS

     PRT Funding Corp. ("PRT Funding"), a Delaware corporation, was incorporated on September 29, 1993. PRT Funding is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Both PCC and GBCC are also Delaware corporations. Prior to December 31, 1998, PCC also owned all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). Effective on December 31, 1998, PCC transferred 21% of its ownership in Holdings to an entity owned by certain of GBCC's officers and directors in order to comply with the terms of a legal settlement agreement. Prior to July 7, 1998, the Sands was managed by New Jersey Management, Inc. ("NJMI"), a New Jersey corporation and also a subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

     PRT Funding was formed for the purpose of borrowing $85,000,000 for the benefit of PCC and its affiliates. PRT Funding has no operations and is dependent on the repayment of its notes due from various affiliates for servicing its debt obligations. Administrative services for PRT Funding are provided by other GBCC subsidiaries at no charge. The cost of such services is not significant.

     On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     The accompanying financial statements have been prepared assuming that PRT Funding will continue as a going concern. As discussed above, certain affiliates of PRT Funding filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is also dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued. In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for HCC's Aurora, Illinois gaming operation and a consulting contract for HCC's Tunica, Mississippi gaming operation. These assets will serve as collateral for $39,250,000 of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of $7,694,000. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement. There can be no assurance at this time that the Restructuring will be successfully completed. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

(2)  RECENT ACCOUNTING PRONOUNCEMENT -

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the reclassification of all prior periods presented. PRT Funding has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. PRT Funding has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

(3)  LONG-TERM DEBT

     On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with debt of other PCC subsidiaries. As a result of the Chapter 11 filings discussed in Note 1, a default under the indenture for the PRT Funding Notes occurred; the notes accelerated by the terms of the indenture and are currently due and payable. Accordingly, the outstanding principal amount of the PRT Funding Notes has been classified as current on the accompanying balance sheets at December 31, 1998 and 1997. Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The events of default under the PRT Funding Notes also resulted in the classification of such affiliate loans as currently due on the accompanying balance sheets at December 31, 1998 and 1997. Based on PRT Funding's evaluations of the realizability of the affiliate loans, valuation allowances in the amounts of $41,500,000 and $21,250,000, respectively, were provided for and the notes receivable are shown net of such valuation allowances on the accompanying balance sheets at December 31, 1998 and 1997. In addition, a valuation allowance on the interest receivable from affiliates with respect to such notes amounting to $6,999,000 was provided for at December 31, 1998.

     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") and loaned the proceeds to various affiliates on the same terms. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest was paid during 1998, 1997 or 1996. At December 31, 1998 and 1997, accrued interest of $7,398,000 and $5,204,000, respectively, was payable to GBCC with respect to the Junior Subordinated Notes and is included in interest payable on the accompanying balance sheets. At December 31, 1998 and 1997, valuation provisions of $15,000,000 and $10,000,000, respectively, have been provided to reduce the carrying amount of the affiliate notes receivable to their estimated realizable value. Valuation allowances with respect to interest receivable on such notes in the amounts of $6,300,000 and $2,738,000, respectively, have also been provided for at December 31, 1998 and 1997.

     Interest paid amounted to $4,941,000, $9,880,000 and $9,882,000, respectively, during each of the years ended December 31, 1998, 1997 and 1996.

(4)  INCOME TAXES

     Components of the provision for income taxes consisted of the following:

                                                     YEAR ENDED DECEMBER 31,
                                              -------------------------------------
                                                  1998          1997         1996
                                              ------------  -------------  --------
Benefit in lieu of (provision for) federal
  income taxes:
    Current                                   $         -   $          -   $(4,000)
    Deferred                                    7,033,000     10,516,000         -
State income tax benefit (provision):
    Current                                             -              -         -
    Deferred                                    2,046,000      3,058,000    (2,000)
Change in valuation allowance                  (9,079,000)   (13,574,000)        -
                                              -----------   ------------   -------

                                              $         -   $          -   $(6,000)
                                              ===========   ============   =======

     PRT Funding's operations are included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, were included in the consolidated federal income tax returns of HCC, GBCC's parent prior to that date. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. No payments have been made under the tax allocation agreements for the years ended December 31, 1998, 1997 and

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1996. At December 31, 1997, $5,000 is included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

     A reconciliation between the calculated tax provision based on the statutory rates in effect and the effective tax rates follows:

                                                     YEAR ENDED DECEMBER 31,
                                              -------------------------------------
                                                  1998          1997         1996
                                              ------------  -------------  --------
Calculated income tax benefit (provision)
  at statutory rate                           $12,556,000   $ 11,555,000   $(4,000)
State income taxes, net of federal benefit      1,350,000      2,019,000    (2,000)
Utilization of losses by affiliates            (4,827,000)             -         -
Valuation allowance change                     (9,079,000)   (13,574,000)        -
                                              -----------   ------------   -------
Tax provision as shown on statements of
  operations                                  $         -   $          -   $(6,000)
                                              ===========   ============   =======

     At December 31, 1998, PRT Funding has a tax net operating loss carryforward of $1,000 which expires in 2009. In addition, at December 31, 1998 and 1997, valuation provisions on affiliate receivables (see Notes 3 and 5) result in deferred tax assets of $22,652,000 and $13,574,000, respectively. There were no temporary differences resulting in deferred income taxes for the year ended December 31, 1996.

     Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of net operating loss carryforwards and other deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the limited operations of PRT Funding and questions regarding its ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1998 and 1997.

(5)  NOTES RECEIVABLE

     GBHC issued a promissory note in the amount of $10,000,000 to PRT Funding on February 17, 1994 in exchange for $10,000,000 of the proceeds PRT Funding received with respect to the Junior Subordinated Notes. The promissory note accrues interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994 with the principal due on February 17, 2005. Interest income on the accompanying statement of operations for the year ended December 31, 1998 is shown net of a valuation reserve of $1,462,000. As a result of the Chapter 11 filings, PRT Funding has evaluated the collectability of such note and, as previously described in Note 3, has established valuation allowances to fully reserve the $10,000,000 note together with the related interest due from GBHC of $4,200,000 and $2,738,000, respectively, at December 31, 1998 and 1997. On September 2, 1998, various subsidiaries of GBCC and HCC entered into an agreement (the "Settlement Agreement") with Holdings, GB Property Funding and GBHC. Although PRT Funding was not a direct party to the Settlement Agreement, the Settlement Agreement provides, among other things, that GBHC preserves whatever rights of offset, if any, it might have with respect to the $10,000,000 notes and related interest against certain other obligations owed to GBHC by another GBCC subsidiary.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. No such proceedings have been initiated and PCC, as guarantor of the PRT Funding Notes is currently involved in the Restructuring (see Note 1).

(7)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value.
     -------------------------

     INTEREST RECEIVABLE- The fair value of interest receivable from affiliates
     -------------------
is stated at zero at December 31, 1998 (see Notes 3 and 5).

     INTEREST PAYABLE - The fair value is based on the amount anticipated to be
     ----------------
paid upon settlement of claims against PRT Funding.

     NOTES RECEIVABLE, LONG-TERM DEBT  AND NOTE PAYABLE - The fair values of PRT
     --------------------------------------------------
Funding's notes receivable from affiliates are based on management's estimate of realization (see Notes 3 and 5). The fair value of PRT Funding's long-term debt is based on the quoted market price of the underlying debt issue for recent trades prior to year end. Financial instruments due to affiliates are valued at zero due to the subordination of such obligations.

     The estimated carrying amounts and fair values of PRT Funding's financial instruments are as follows:

                                          DECEMBER 31, 1998        DECEMBER 31, 1997
                                      -------------------------   -----------------
                                        CARRYING                   CARRYING
                                         AMOUNT     FAIR VALUE      AMOUNT      FAIR VALUE
                                      -----------  ------------   -----------  ------------
Financial Assets
  Cash                                $     8,000  $     8,000    $    13,000  $    13,000
  Interest receivable                           -            -      3,428,000    3,428,000
  Due from affiliate                            -            -      1,130,000    1,130,000
  Notes receivable                     43,500,000   43,500,000     68,750,000   68,750,000

Financial Liabilities
  Interest payable                     14,397,000    1,000,000      7,263,000    7,263,000
  Long-term debt                       85,000,000   42,500,000     85,000,000   64,600,000
  Note payable                         15,000,000            -     15,000,000            -

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To Pratt Casino Corporation:

     We have audited the accompanying consolidated balance sheet of Pratt Casino Corporation (the Company and a New Jersey Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pratt Casino Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company is in violation of certain indenture covenants, which has resulted in the acceleration of the due date of the Company's debt obligations. The default under the indenture for the Company's debt obligations raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Deloitte & Touche LLP
Dallas, Texas
March 19, 1999

             REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
              FOR THE TWO YEARS ENDED DECEMBER 31, 1997 AND 1996
              --------------------------------------------------


     The financial statements of Pratt Casino Corporation ("PCC") for the two years ended December 31, 1997 and 1996 were examined by Arthur Andersen LLP, independent public accountants, whose report thereon dated March 23, 1998 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such report was qualified with respect to the Company's ability to continue as a going concern due to acceleration of the due date of the Company's debt obligations.

     In October 1998, Greate Bay Casino Corporation ("GBCC"), the Company's parent, filed a complaint against Arthur Andersen LLP and others alleging negligent advice with respect to certain tax consequences resulting from the spin off of GBCC's stock held by Hollywood Casino Corporation to its shareholders on December 31, 1996. The Company subsequently engaged Deloitte & Touche LLP as its new certifying accountants.

     Because of the foregoing litigation, Arthur Andersen LLP believes that it is no longer independent with respect to PCC and consequently has informed the Company that it is unable to reissue its report for the years ended December 31, 1997 and 1996. As a result, Arthur Andersen LLP's report for those two years is not included in this Annual Report on Form 10-K.

     Even if Arthur Andersen LLP were to reissue its report for the years 1997 and 1996, there can be no assurance that such report would be identical to the report dated March 23, 1998, or that such reissued report would not include additional qualifications. However, PCC is not aware of any subsequent events, transactions or other matters that would affect Arthur Andersen LLP's report.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------
Current Assets:
 Cash and cash equivalents                           $3,746,000   $2,231,000
 Due from affiliates                                    237,000      174,000
 Refundable deposits and other
  current assets                                        114,000      194,000
                                                     ----------   ----------

  Total current assets                                4,097,000    2,599,000
                                                     ----------   ----------

Investment in Limited Partnership                     3,104,000    2,256,000
                                                     ----------   ----------

Property and Equipment:
Operating equipment                                       3,000        3,000
Less - accumulated depreciation and
  amortization                                           (3,000)      (3,000)
                                                     ----------   ----------

  Net property and equipment                                  -            -
                                                     ----------   ----------

Other Assets:
 Due from affiliates, net of valuation allowances        30,000    1,395,000
 Other assets                                             8,000        8,000
                                                     ----------   ----------

   Total other assets                                    38,000    1,403,000
                                                     ----------   ----------

                                                     $7,239,000   $6,258,000
                                                     ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                            DECEMBER 31,
                                                   ------------------------------
                                                        1998            1997
                                                   --------------  --------------
Current Liabilities:
   Current maturities of long-term debt            $  85,000,000   $  85,000,000
   Accounts payable                                       83,000               -
   Accrued liabilities -
     Interest                                         14,397,000       7,263,000
     Other                                                 4,000          10,000
   Due to affiliates                                     342,000         417,000
                                                   -------------   -------------

     Total current liabilities                        99,826,000      92,690,000
                                                   -------------   -------------

Investment in and Advances to GB Holdings, Inc.                -      40,142,000
                                                   -------------   -------------

Long-Term Debt                                        15,000,000      15,000,000
                                                   -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
   Common stock $1.00 par value per share,
     1,000 shares authorized and outstanding               1,000           1,000
   Accumulated deficit                              (107,588,000)   (141,575,000)
                                                   -------------   -------------

     Total shareholder's deficit                    (107,587,000)   (141,574,000)
                                                   -------------   -------------

                                                   $   7,239,000   $   6,258,000
                                                   =============   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                    1998           1997           1996
                                                -------------  -------------  -------------
Revenues:
  Casino                                        $          -   $234,477,000   $242,889,000
  Rooms                                                    -      9,691,000      9,446,000
  Food and beverage                                        -     32,968,000     34,638,000
  Other                                            3,604,000      5,323,000      6,917,000
                                                ------------   ------------   ------------

                                                   3,604,000    282,459,000    293,890,000
  Less - Promotional allowances                            -    (25,004,000)   (27,929,000)
                                                ------------   ------------   ------------

   Net revenues                                    3,604,000    257,455,000    265,961,000
                                                ------------   ------------   ------------

Expenses:
  Casino                                                   -    199,746,000    218,990,000
  Rooms                                                    -      2,590,000      2,419,000
  Food and beverage                                        -     10,815,000     10,618,000
  Other                                                    -      2,756,000      3,258,000
  General and administrative                       1,489,000     13,420,000     15,492,000
  Depreciation and amortization                            -     14,420,000     19,669,000
                                                ------------   ------------   ------------

   Total expenses                                  1,489,000    243,747,000    270,446,000
                                                ------------   ------------   ------------

Income (loss) from operations                      2,115,000     13,708,000     (4,485,000)
                                                ------------   ------------   ------------

Non-operating income (expense):
  Interest income                                    278,000      1,801,000      1,799,000
  Interest expense                               (12,075,000)   (33,167,000)   (32,836,000)
  Gain on disposal of assets                               -         59,000         13,000
  Equity in earnings of Limited
   Partnership                                     6,494,000      7,008,000      6,162,000
  Equity in earnings of and gain on
   elimination of investment in
   GB Holdings, Inc.                              40,118,000              -              -
  Restructuring costs                             (1,548,000)      (505,000)             -
                                                ------------   ------------   ------------

   Total non-operating income (expense),
     net                                          33,267,000    (24,804,000)   (24,862,000)
                                                ------------   ------------   ------------

Income (loss) before income taxes,
  extraordinary and other items                   35,382,000    (11,096,000)   (29,347,000)
Valuation provision on affiliate receivables               -     (9,650,000)             -
Write off deferred financing costs                         -     (6,515,000)             -
                                                ------------   ------------   ------------
Income (loss) before income taxes and
  extraordinary item                              35,382,000    (27,261,000)   (29,347,000
Income tax provision                              (1,395,000)    (9,518,000)    (4,347,000)
                                                ------------   ------------   ------------

Income (loss) before extraordinary item           33,987,000    (36,779,000)   (33,694,000)
Extraordinary item:
 Gain on early extinguishment of debt                      -        310,000              -
                                                ------------   ------------   ------------

Net income (loss)                               $ 33,987,000   $(36,469,000)  $(33,694,000)
                                                ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                   ADDITIONAL
                                  COMMON STOCK       ACCUMULATED
                              --------------------
                                SHARES     AMOUNT      DEFICIT
                              ---------- ---------  --------------
BALANCE, JANUARY 1, 1996           1,000    $1,000  $ (71,412,000)
 Net loss                              -         -    (33,694,000)
                                --------  --------  -------------

BALANCE, DECEMBER 31, 1996         1,000     1,000   (105,106,000)
 Net loss                              -         -    (36,469,000)
                                --------  --------  -------------

BALANCE, DECEMBER 31, 1997         1,000     1,000   (141,575,000)
 Net income                            -         -     33,987,000
                                --------  --------  -------------

BALANCE, DECEMBER 31, 1998         1,000  $  1,000  $(107,588,000)
                                ========  ========  =============

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               1998           1997           1996
                                                           -------------  -------------  -------------
OPERATING ACTIVITIES:
 Net income (loss)                                         $ 33,987,000   $(36,469,000)  $(33,694,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Extraordinary item                                                  -       (310,000)             -
  Valuation provision on affiliate receivables                        -      9,650,000              -
  Write off deferred financing costs                                  -      6,515,000              -
  Depreciation and amortization                                       -     14,420,000     19,669,000
  Gain on disposal of assets                                          -        (59,000)       (13,000)
  Provision for doubtful accounts                               256,000      3,195,000      2,167,000
  Equity in earnings of and gain on elimination of
     investment in GB Holdings, Inc.                        (40,118,000)             -              -
  Equity in earnings of Limited Partnership                  (6,494,000)    (7,008,000)    (6,162,000)
  Distributions received from Limited Partnership             5,646,000      6,498,000      6,433,000
  Deferred income tax provision                                       -      9,518,000      4,347,000
  Increase in accounts receivable                                     -       (875,000)    (1,075,000)
  Increase in accounts payable and other
    accrued liabilities                                       7,211,000      4,647,000      3,022,000
  Net change in other current assets and liabilities           (232,000)    (1,866,000)     1,419,000
  Net change in other noncurrent assets and liabilities       1,259,000      1,582,000       (994,000)
                                                           ------------   ------------   ------------

    Net cash provided by (used in) operating activities       1,515,000      9,438,000     (4,881,000)
                                                           ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                  -     (3,534,000)    (5,505,000)
 Deconsolidation of GB Holdings, Inc.                                 -    (13,871,000)             -
 Obligatory investments                                               -     (2,876,000)    (3,062,000)
 Proceeds from disposition of assets                                  -         59,000         13,000
 Short-term investment                                                -      2,000,000     (2,000,000)
                                                           ------------   ------------   ------------

  Net cash used in investing activities                               -    (18,222,000)   (10,554,000)
                                                           ------------   ------------   ------------

FINANCING ACTIVITIES:
 (Repayments) borrowings on short-term credit facility                -     (2,000,000)     2,000,000
 Deferred financing costs                                             -              -        (10,000)
 Repayments of long-term debt                                         -     (2,135,000)       (11,000)
 Advance to unconsolidated affiliate                                  -     (5,000,000)             -
 Net borrowings from affiliates                                       -      1,500,000      6,500,000
                                                           ------------   ------------   ------------

  Net cash (used in) provided by financing activities                 -     (7,635,000)     8,479,000
                                                           ------------   ------------   ------------

  Net increase (decrease) in cash and cash equivalents        1,515,000    (16,419,000)    (6,956,000)
   Cash and cash equivalents at beginning of year             2,231,000     18,650,000     25,606,000
                                                           ------------   ------------   ------------

   Cash and cash equivalents at end of year                $  3,746,000   $  2,231,000   $ 18,650,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation which is wholly owned by Greate Bay Casino Corporation ("GBCC"). Prior to December 31, 1998, PCC also owned all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). Effective on December 31, 1998, PCC transferred 21% of its ownership in Holdings to an entity owned by certain of GBCC's officers and directors in order to comply with the terms of a legal settlement agreement (see Note 10). Prior to July 7, 1998, the Sands was managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

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

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     The accompanying consolidated financial statements have been prepared assuming that PCC will continue as a going concern. As discussed above, certain affiliates of PCC filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC filed a motion seeking to reject the Sands' management contract with NJMI. An interim agreement entered into by NJMI and GBHC significantly reduced the fees paid to NJMI (see Note 6). The motion to reject the management contract was granted by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 10), GBCC and GBHC may no longer assert claims against each other with respect to the management agreement and, with the passage of time, the cancellation thereof. PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued.

     In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for HCC's Aurora, Illinois gaming operation and a consulting contract for HCC's Tunica, Mississippi gaming operation. These assets will serve as collateral for $39,250,000 of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of $7,694,000. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement. There can be no assurance at this time that the Restructuring will be successfully completed. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PCC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  PRINCIPLES OF CONSOLIDATION -

     Except as noted in the following paragraph, the accompanying consolidated financial statements include the operating activities and cash flows of PCC and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     As a result of the Chapter 11 filings discussed in Note 1, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC (see Note
6). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 10), PCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. PCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheet at December 31, 1997 reflects PCC's investment under the equity method of accounting. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 9). As a result of PCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, PCC is accounting for its investment in Holdings under the cost method of accounting. The elimination of the investment in Holdings has resulted in a gain of $36,864,000 which has been combined with equity in the earnings of Holdings on the accompanying consolidated statement of operations for the year ended December 31, 1998.

  CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Sands recognized the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge was included in revenues and a corresponding amount was deducted as promotional allowances. The costs of such complimentaries were included as casino expenses on the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996. Costs of

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1997 and 1996 were as follows:

                                                     1997         1996
                                                  -----------  -----------
Rooms                                             $ 5,617,000  $ 6,170,000
Food and Beverage                                  28,144,000   29,357,000
Other                                               2,991,000    4,435,000
                                                  -----------  -----------

                                                  $36,752,000  $39,962,000
                                                  ===========  ===========

  CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $256,000, $3,195,000 and $2,167,000 were made during the years ended December 31, 1998, 1997 and 1996, respectively.

  PROPERTY AND EQUIPMENT -

     Operating equipment is recorded at cost and is being depreciated utilizing the straight-line method over estimated useful lives of three to seven years.

     On October 1, 1996, GBHC revised the estimated useful life of its buildings from 25 years to 40 years. Management believes that the change in estimated life more appropriately reflected the timing of the economic benefit to be received from these assets. The effect of this change reduced depreciation and amortization expense and net loss by approximately $761,000 for the year ended December 31, 1996.

  DEFERRED FINANCING COSTS -

     The costs of issuing long-term debt, including all underwriting, legal and accounting fees, were capitalized and were being amortized over the term of the related debt issue. As a result of the filings under Chapter 11 on January 5, 1998, remaining deferred financing costs in the amount of $6,515,000 were determined to be unrealizable and were written off on the accompanying consolidated statement of operations for the year ended December 31, 1997. Amortization of deferred financing costs was $1,072,000 and $1,087,000 for the years ended December 31, 1997 and 1996, respectively.

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

  RECENT ACCOUNTING PRONOUNCEMENTS -

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the reclassification of all prior periods presented. PCC has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. PCC has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. PCC does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

  RECLASSIFICATIONS -

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 consolidated financial statement presentation.

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

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Certain of the indentures to PCC's indebtedness contain cross-default provisions with first mortgage notes issued by GB Property Funding. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and has been classified as current on the accompanying consolidated balance sheets.

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------

11 5/8% senior notes, due 2004 (a)                 $ 85,000,000   $ 85,000,000
14 5/8% junior subordinated notes, due 2005 (b)      15,000,000     15,000,000
                                                   ------------   ------------

  Total indebtedness                                100,000,000    100,000,000
 Less - current maturities                          (85,000,000)   (85,000,000)
                                                   ------------   ------------

   Total long-term debt                            $ 15,000,000   $ 15,000,000
                                                   ============   ============

____________________

(a) On February 17, 1994, PRT Funding issued the PRT Funding Notes which are due April 15, 2004. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations.

(b) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes"). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC has not met the financial coverage tests, no interest was paid during 1998, 1997 or 1996.

     Interest paid amounted to $4,941,000, $30,011,000 and $30,236,000, respectively, for the years ended December 31, 1998, 1997 and 1996.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  INCOME TAXES

     As previously disclosed in PCC's quarterly report on Form 10-Q for the period ended September 30, 1998, and subsequent to the issuance of its 1997 consolidated financial statements, PCC was advised by HCC, GBCC's former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 might be necessary. HCC subsequently revised its tax treatment of the distribution which resulted in a reduction of the net operating loss carryforwards ("NOL's") available to PCC for federal income tax purposes. The revised tax treatment had no effect on PCC's assets, liabilities or operating results as reflected in its consolidated financial statements for any period presented as PCC had provided valuation allowances to fully reserve its net deferred tax assets, including NOL's, for all such reporting periods. The effects on deferred taxes and the related valuation allowance resulting from the revised tax treatment have been included in the accompanying consolidated financial statements as adjustments during the year ended December 31, 1998.

     In connection with the revised tax treatment, GBCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract.

     Components of the provision for income taxes consist of the following:

                                                       YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  1998          1997           1996
                                              ------------  -------------  -------------
(Provision for) benefit in lieu of federal
 income taxes:
 Current                                      $(1,395,000)  $          -   $          -
 Deferred                                       1,017,000    (22,039,000)     8,175,000
State income tax (provision) benefit:
 Current                                                -              -              -
 Deferred                                         129,000     (2,190,000)     3,279,000
Change in valuation allowance                  (1,146,000)    14,711,000    (15,801,000)
                                              -----------   ------------   ------------

                                              $(1,395,000)  $ (9,518,000)  $ (4,347,000)
                                              ===========   ============   ============

     No federal or state tax payments were made during the years ended December
31, 1998, 1997, or 1996.   The payment of GBHC's taxes in accordance with the
tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission").

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     A reconciliation between the calculated tax (provision) benefit based on the statutory rates in effect and the effective tax rates follows:

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                  1998           1997           1996
                                              -------------  -------------  -------------
Calculated income tax (provision) benefit     $(12,030,000)  $  9,163,000   $  9,978,000
Amortization of excess purchase price                    -              -       (601,000)
Disallowance of meals and entertainment                  -       (145,000)      (338,000)
State income taxes, net of federal benefit         (85,000)     1,698,000      1,570,000
Utilization of tax credit                                -              -         99,000
Elimination of investment in Holdings           12,534,000              -              -
Valuation allowance change                      (1,146,000)    14,711,000    (15,801,000)
Deconsolidation of Holdings                              -    (34,242,000)             -
Other                                             (668,000)      (703,000)       746,000
                                              ------------   ------------   ------------

Tax provision as shown on consolidated
  statements of operations                    $ (1,395,000)  $ (9,518,000)  $ (4,347,000)
                                              ============   ============   ============

     Deferred income taxes result primarily from the provision of a valuation allowance on affiliate receivables, the write off of deferred financing costs and differences in the timing of deductions taken between tax and financial reporting purposes for certain restructuring costs.

     At December 31, 1998, PCC and its subsidiaries have NOL's for federal and state tax purposes totaling approximately $348,000 and $7,000,000, respectively. The federal tax NOL's do not begin to expire until 2009 and most of the state tax NOL's expire by 2003. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to (i) the continued availability of NOL's originating in prior years for federal and state tax purposes, (ii) the limited operations of PCC following the December 31, 1998 deconsolidation for federal income tax purposes of Holdings, PCC's most significant operating subsidiary, and (iii) questions regarding PCC's ability to continue as a going concern, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1998.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The components of PCC's net deferred tax asset, exclusive of Holdings and its subsidiaries' net deferred tax asset, as of December 31, 1998 and 1997 were as follows:

                                              DECEMBER 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
Deferred tax assets:
 Net operating loss carryforward       $   760,000   $   188,000
 Allowance for doubtful accounts           102,000             -
 Write off deferred financing costs        756,000       899,000
 Restructuring costs                       618,000             -
 Other                                           -         3,000
                                       -----------   -----------

  Total deferred tax assets              2,236,000     1,090,000

Valuation allowance                     (2,236,000)   (1,090,000)
                                       -----------   -----------

                                       $         -   $         -
                                       ===========   ===========

     At December 31, 1997, current federal taxes receivable under the aforementioned tax allocation agreements were $1,395,000. Such receivable was written off during the year ended December 31, 1998.

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

     The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which PCC was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of PCC.

(6)  TRANSACTIONS WITH RELATED PARTIES

     As a result of the Chapter 11 filings discussed in Notes 1 and 2, the assets and liabilities of Holdings and its subsidiaries are not included on the accompanying consolidated balance sheets at December 31, 1998 and 1997. Accordingly, intercompany receivables and payables with Holdings and its subsidiaries are considered balances outstanding with affiliates. Transactions with Holdings and its subsidiaries which eliminated in consolidation during 1997 and 1996 are considered transactions with affiliates during 1998.

     Prior to May 1, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 was deferred and is to be paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note
10), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

     Fees earned by NJMI under the management agreement and Interim Agreements amounted to $2,405,000 during the year ended December 31, 1998. Management fees receivable from the Sands at December 31, 1998 and 1997 amounted to $267,000 and $34,000, respectively, net of a valuation allowance of $115,000 at December 31, 1998. Of the amount receivable at December 31, 1998, $30,000, net of the aforementioned valuation allowance, which was earned prior to GBHC's bankruptcy filing, is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

     GBHC licenses the trade name "Sands" from a subsidiary of GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $275,000, $290,000, and $283,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted to $1,200,000 for each of the years ended December 31, 1998, 1997 and 1996.

     Interest expense incurred with respect to the Junior Subordinated Notes (Note 4) amounted to $2,194,000 for each of the years ended December 31, 1998, 1997 and 1996. Interest due to GBCC on the Junior Subordinated Notes of $7,398,000 and $5,204,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at December 31, 1998 and 1997.

     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Prior to December 31, 1997, such notes and related interest were eliminated in consolidation. As

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


a result of (i) GBHC no longer being included as a consolidated subsidiary and
(ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,458,000, were reflected as an adjustment to PCC's negative investment in Holdings on the accompanying consolidated balance sheet at December 31, 1997. Interest income on the notes has not been recognized for periods subsequent to GBHC's filing under Chapter 11 on January 5, 1998. In accordance with certain provisions of the September 1998 settlement agreement with GBCC (see Note 10), GBHC preserves whatever rights of offset, if any, it might have with respect to an advance made by GBHC to another GBCC subsidiary against the $10,000,000 and $5,000,000 loans described above. The notes, together with accrued interest of $5,652,000, are fully reserved on the accompanying consolidated balance sheet at December 31, 1998.

     PCC and its subsidiaries (including Holdings and its subsidiaries for periods prior to January 1, 1998) performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for PCC's cost of providing those services. PCC and its subsidiaries have also provided services to GBHC for periods subsequent to January 1, 1998 and have billed GBHC for such services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:

                               YEAR ENDED DECEMBER 31,
                           --------------------------------
                             1998       1997        1996
                           --------  ----------  ----------
Billings to affiliates     $      -  $  981,000  $3,067,000
Billings to GBHC             63,000           -           -
Charges from affiliates     740,000   2,123,000   3,917,000

(7)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $8,872,000, $9,609,000 and $9,360,000, respectively, during the years ended December 31, 1998, 1997 and 1996. PML also incurred operating and other expenses amounting to $1,313,000, $1,530,000 and $2,135,000, respectively, during the years ended December 31, 1998, 1997 and 1996. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(8)  REGULATORY MATTERS

     ILLINOIS

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board (the "IGB"). Under the provisions of the Illinois gaming regulations, PML is required to maintain its supplier's license, which was most recently renewed in 1998 and expires in December 1999 with the condition that PML provide justification for future renewal. The IGB has expressed its opposition to the licensing of holders of management services contracts with percentage-based fees for Illinois riverboat gaming operations. PML's existing management contract is currently the only percentage-based management contract between a supplier and a riverboat gaming operation. PCC believes that the successful completion of the Restructuring previously described will enable PML to provide acceptable justification for renewal of the PML supplier's license in December 1999. If it were determined that gaming laws were violated by a licensee, the license held could be limited, conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

     NEW JERSEY

     GBHC and NJMI conducted gaming operations in Atlantic City, New Jersey and operated a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. During 1996, the New Jersey Casino Control Commission (the "Casino Commission") renewed GBHC's license to operate the Sands through September 30, 2000 (subject to periodic review of the Sands' financial stability) and renewed NJMI's license to manage the Sands through September 30, 2000. Terms of the current license require GBHC to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transactions with affiliates. If it were determined that gaming laws were violated by a licensee, the gaming license held by each licensee could be conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

     Casino licensees are required to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments ("obligatory investments") approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects defined in the statute. Provisions for valuation allowances on obligatory investments during the years ended December 31, 1997 and 1996 amounted to $1,241,000 and $1,344,000, respectively.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9)   EQUITY IN EARNINGS OF GB HOLDINGS, INC.

      As discussed in Note 1, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due to the significance of Holdings' operations, summarized consolidated results of operations of Holdings and its subsidiaries for such period are set forth below:

Net revenues                                                $114,066,000
                                                            ------------

Departmental expenses                                         95,499,000
General and administrative  expenses                           7,115,000
Depreciation and amortization                                  5,825,000
                                                            ------------

   Total operating expenses                                  108,439,000
                                                            ------------

Income from operations                                         5,627,000
                                                            ------------

Interest, net                                                    430,000
Gain on disposal of assets                                        28,000
                                                            ------------

   Total non-operating income                                    458,000
                                                            ------------

Income before taxes and other item                             6,085,000
Income tax provision                                                   -
                                                            ------------

Income before other items                                      6,085,000
Reorganization and other related costs                        (2,831,000)
                                                            ------------

Net income                                                  $  3,254,000
                                                            ============

(10)  LITIGATION

      On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

      As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. PCC, as guarantor of the PRT Funding Notes, is currently involved in the Restructuring (see Note 1).

      On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 6). The Interim Agreement was entered into and approved by the

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax NOL's of GBHC. On September 2, 1998, GBCC reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from GBCC for federal income tax purposes by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998.

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, PCC's former independent accountants, and certain of its partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the initial stages of discovery.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

     As a result of Holdings, GB Property Funding and GBHC filing for protection under Chapter 11 of the Bankruptcy Code, Holdings and its subsidiaries were no longer included in the consolidated balance sheet of PCC as of December 31, 1997. As a result of this change, the following non-cash assets and liabilities were eliminated from PCC's consolidated balance sheet at December 31, 1997:

     Accounts receivable, net                       $   7,794,000
     Other current assets                               6,423,000
     Net property and equipment                       147,716,000
     Other noncurrent assets                           11,924,000
     Long-term debt, including current
       maturities                                    (192,932,000)
     Other current liabilities                        (25,103,000)
     Other noncurrent liabilities                     (28,293,000)
                                                    -------------

       Net non-cash liabilities                     $ (72,471,000)
                                                    =============

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

     INTEREST PAYABLE - The fair value of interest payable is based on the
     ----------------
amount anticipated to be paid upon settlement of claims against PRT Funding.

     LONG-TERM DEBT - The fair value of PCC's long-term debt is estimated based
     --------------
on the quoted market price of the underlying debt issue for recent trades. Debt obligations with affiliates are valued at zero due to the subordination of such obligations.

     The estimated carrying amounts and fair values of PCC's financial instruments at December 31, 1998 and 1997 are as follows:

                                                       DECEMBER 31, 1998         DECEMBER 31, 1997
                                                   ------------------------  -------------------------
                                                    CARRYING     CARRYING
                                                     AMOUNT     FAIR VALUE     AMOUNT      FAIR VALUE
                                                   -----------  -----------  -----------  ------------
Financial Assets
  Cash and cash equivalents                        $ 3,746,000  $ 3,746,000  $ 2,231,000  $ 2,231,000

Financial Liabilities
  Interest payable                                 $14,397,000  $ 1,000,000  $ 7,263,000  $ 7,263,000
    11 5/8% PRT Funding Notes                       85,000,000   42,500,000   85,000,000   64,600,000
    14 5/8% Junior Subordinated Notes               15,000,000            -   15,000,000            -

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         QUARTER
                                 -------------------------------------------------------
                                    FIRST         SECOND        THIRD         FOURTH
                                 ------------  ------------  ------------  -------------
YEAR ENDED DECEMBER 31, 1998:

 Net revenues                    $ 1,466,000   $ 1,044,000   $   795,000   $    299,000
                                 ===========   ===========   ===========   ============

 Net income (loss)               $ 1,133,000   $(1,873,000)  $35,704,000   $   (977,000)
                                 ===========   ===========   ===========   ============

YEAR ENDED DECEMBER 31, 1997:

 Net revenues                    $63,497,000   $67,781,000   $69,541,000   $ 56,636,000
                                 ===========   ===========   ===========   ============

 Net loss                        $(2,529,000)  $(1,897,000)  $  (223,000)  $(31,820,000)
                                 ===========   ===========   ===========   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Greate Bay Casino Corporation ("GBCC"), PCC's parent, filed a complaint on October 8, 1998, in the District Court of Dallas County, Texas against Arthur Andersen LLP ("Andersen"), PCC and PRT Funding's former certifying accountants, and others alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin off of the stock of GBCC by Hollywood Casino Corporation to its shareholders on December 31, 1996.

   In view of the pending litigation discussed above, the Audit Committee of GBCC's Board of Directors voted on October 16, 1998 to terminate Andersen as PCC and PRT Funding's independent accountants. There were no disagreements with Andersen of the type which would require disclosure under Item 304 of Regulation S-K. Andersen's report on the consolidated financial statements of PCC and the financial statements of PRT Funding for the past two years included explanatory paragraphs referring to PCC and PRT Funding's diclosures concerning substantial doubt about their ability to continue as going concerns. Such uncertainties resulted from the filing by PCC's most significant operating subsidiary on January 5, 1998 of a petition for protection under Chapter 11 of the United States Bankruptcy Code which resulted in the creation of a default under the indenture to PRT Funding's outstanding third party indebtedness.

   GBCC, with the consideration and approval of its Audit Committee, engaged the firm of Deloitte & Touche LLP as the new certifying accountants for PCC and PRT Funding.

                                   PART III


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)  The following documents are filed as part of this report:

     1.   FINANCIAL STATEMENTS

          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 21.

     2.   FINANCIAL STATEMENT SCHEDULES

     --   Report of Independent Auditors
     --   Report of Predecessor Independent Public Accountants
     -- Schedule I; Condensed Financial Information of Registrant, Pratt Casino Corporation (Parent Company)
          -- Balance Sheets
          -- Statements of Operations
          -- Statements of Cash Flows
          -- Notes to Parent Company Financial Statements
     --   Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.

          3.   EXHIBITS

   +3.1  --    Certificate of Incorporation of PRT Funding Corp. (Exhibit 3.1)
   +3.2  --    Certificate of Incorporation of Pratt Casino Corporation.
               (Exhibit 3.2)
    +3.3 --    Bylaws of PRT Funding Corp. (Exhibit 3.3)
    +3.4 --    Bylaws of Pratt Casino Corporation. (Exhibit 3.4)
    @4.1 --    Indenture dated as of February 15, 1994, among PRT Funding, as
               Issuer, PCC, as Guarantor, and Shawmut Bank Connecticut, N.A., as
               Trustee (Exhibit 10.54)
    @4.2 --    Indenture dated as of February 15, 1994 among GB Property
               Funding, as Issuer, GB Holdings, Inc. and GBHC, as Guarantors,
               and Shawmut Bank Connecticut, N.A., as Trustee. (Exhibit 10.50)
    @4.3 --    Mortgage, Fixture Filing and Security Agreement dated February
               17, 1994, by GBHC in favor of Shawmut Bank Connecticut, National
               Association, as Mortgagee. (Exhibit 10.51)
    @4.4 --    Security Agreement dated February 17, 1994 made by GB Property
               Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino Systems
               International, Inc., Computerized Management Systems
               International, Inc. and any Additional Collateral Grantor to
               Shawmut Bank Connecticut, National Association, as Trustee.
               (Exhibit 10.52)
    @4.5 --    Collateral Assignment of Leases dated as of February 17, 1994, by
               GBHC, in favor of Shawmut Bank Connecticut, National Association, as Assignee. (Exhibit 10.53)
  ++10.1 --    Management Services Agreement dated as of August 19, 1987, between Pratt Hotel Management, Inc. ("PHMI"), the predecessor of
               NJMI, and GBHC. (Exhibit 10.1)
   *10.2 --    Management Services Agreement dated as of June 21, 1991, between
               HCA and Greate Bay Casino Corporation, the predecessor in
               interest of PML. (Exhibit 10.34)
  ++10.3 --    Tax Allocation Agreement by and among Pratt Casino Properties,
               Inc., PHMI, PCPI Funding Corp., GBHC and certain other parties effective as of January 1, 1987. (Exhibit 10.18)
  ++10.4 --    Amended License Agreement by and between Hughes Properties, Inc.
               and Pratt Hotel Corporation (now known as GBCC) dated May 19,
               1987. (Exhibit 10.3)
 ###10.5 --    Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T. Pratt, Jr. (Exhibit 10.6)
 +++10.6 --    Employment Agreement dated May 1, 1996 by and between HCC and
               Edward T. Pratt III. (Exhibit 10.4).
   @10.7 --    Agreement of Limited Partnership of Pratt Management, L.P.
               (Exhibit 10.55)
  **10.8 --    Deed dated November 27, 1978 from Colony Associates, L.P. to
               GBHC. (Exhibit 10.13)
b @@10.9 --    Consulting Agreement dated as of January 1, 1994 between PCC, as the Consultant, and HWCC- Tunica, Inc. (Exhibit 10.8)
###10.10 --    Employment Agreement dated as of January 1, 1998 between GBCC and
               John C. Hull. (Exhibit 10.18)
***10.11  -    Software License Agreement by and between ACSC, ACSI, Computer
               Management Systems International, Inc. and GBHC dated June 27,
               1998 (Exhibit 10.2)
@@@10.12 --    Agreement dated as of September 2, 1998 by and among GBHC, GB
               Holdings, Inc., and GB Property Funding Corp., on the one hand, and GBCC, PHC Acquisition Corp., Lieber Check Cashing, LLC, Jack
               E. Pratt, William D. Pratt, Edward T. Pratt, Jr. and HCC, on the
               other. (Exhibit 10.1)
    21.1 --    Subsidiaries of Pratt Casino Corporation.
    27.1 --    Financial Data Schedule for PRT Funding Corp.
    27.2 --    Financial Data Schedule for Pratt Casino Corporation.
   #99.1 --    Voluntary petition for bankruptcy pursuant to Chapter 11 of the
               Bankruptcy Code for Greate Bay Hotel and Casino, Inc. dated
               January 5, 1998. (Exhibit 99.2)
   #99.2 --    Voluntary petition for bankruptcy pursuant to Chapter 11 of the
               Bankruptcy Code for GB Holdings, Inc. dated January 5, 1998
               (Exhibit 99.3)
   #99.3 --    Voluntary petition for bankruptcy pursuant to Chapter 11 of the
               Bankruptcy Code for GB Property Funding Corp. dated January 5,
               1998 (Exhibit 99.4)
  ##99.4  -    Petition filed on October 8, 1998 in the District Court of Dallas
               County, Texas by Hollywood Casino Corporation and Greate Bay
               Casino Corporation ("Plaintiffs") against Arthur Andersen L.L.P.,
               Richard L. Robbins, Michael E. Gamache, Daniel J. Meehan, and
               Brent A. Railsback ("Defendants") (Exhibit 99.1)

___________________________________

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

  +++ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

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

  *** Incorporated by reference from the exhibit shown in parenthesis to GBCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

  @@@ Incorporated by reference from the exhibit shown in parenthesis to PRT Funding and PCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

    # Incorporated by reference from the exhibit shown in parenthesis to Form 8-K for GB Property Funding Corp., GB Holdings, Inc. and Greate Bay Hotel and Casino, Inc. as filed with the SEC on January 9, 1998.

   ## Incorporated by reference from the exhibit shown in parenthesis to the Form 8-K for PRT Funding Corp. as filed with the SEC on October 22, 1998.

  ### Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the year ended December 31, 1997.


(B)   REPORTS ON FORM 8-K

    On October 22, 1998, the Registrants filed a Form 8-K to report a change in certifying accountants. On October 13, 1998 the Registrants filed a Form 8-K/A to include their former accountant's letter to the Securities and Exchange Commission as an exhibit.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Egg Harbor Township, State of New Jersey on March 30, 1999.

                                                  PRT FUNDING CORP.

                                        By: /s/ John C. Hull
                                           ------------------------------------
                                                         John C. Hull
                                                   Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        SIGNATURE                             TITLE                               DATE
        ---------                             -----                               ----
/s/ John C. Hull                   Chief Executive Officer,                March 30,1999
--------------------------                                            ----------------------
    John C. Hull                    President and Director

/s/ Edward T. Pratt, Jr.           Chief Financial Officer,                March 30,1999
--------------------------                                            ----------------------
    Edward T. Pratt, Jr.            Principal Accounting Officer
                                    and Director

/s/ Edward T. Pratt III            Executive Vice President and            March 30,1999
--------------------------                                            ----------------------
    Edward T. Pratt III             Secretary

/s/ Bernard A. Capaldi             Director                                March 30,1999
--------------------------                                            ----------------------
    Bernard A. Capaldi

/s/ Michael J. Chesser             Director                                March 30,1999
--------------------------                                            ----------------------
    Michael J. Chesser

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Egg Harbor Township, State of New Jersey on March 30, 1999.

                                             PRATT CASINO CORPORATION

                                        By:   /s/ John C. Hull
                                           -----------------------------------
                                                        John C. Hull
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


        SIGNATURE                             TITLE                               DATE
        ---------                             -----                               ----
/s/ John C. Hull                   Chief Executive Officer,                  March 30,1999
--------------------------                                            ----------------------------
    John C. Hull                    President and Director

/s/ Edward T. Pratt, Jr.           Chief Financial Officer,                  March 30,1999
--------------------------                                            ----------------------------
    Edward T. Pratt, Jr.            Principal Accounting Officer
                                    and Director

/s/ Edward T. Pratt III            Executive Vice President and               March 30,1999
--------------------------                                            ----------------------------
    Edward T. Pratt III             Secretary

/s/ Bernard A. Capaldi              Director                                 March 30,1999
--------------------------                                            ----------------------------
    Bernard A. Capaldi

/s/ Michael J. Chesser             Director                                  March 30,1999
----------------------                                                ----------------------------
    Michael J. Chesser

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


PRATT CASINO CORPORATION AND SUBSIDIARIES

     --   Report of Independent Auditors

     -    Report of Predecessor Independent Public Accountants

     -    Schedule I; Condensed Financial Information of Registrant
          --   Balance Sheets
          --   Statements of Operations
          --   Statements of Cash Flows
          --   Notes to Parent Company Financial Statements

     --   Schedule II; Valuation and Qualifying Accounts

                        REPORT OF INDEPENDENT AUDITORS

To Pratt Casino Corporation:

We have audited the consolidated financial statements of Pratt Casino Corporation and subsidiaries as of and for the year ended December 31, 1998 and have issued our report thereon dated March 19, 1999 (included elsewhere in this Form 10-K). Our audit also includes the financial statement schedules listed in the index to financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
March 19, 1999

             REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
              FOR THE TWO YEARS ENDED DECEMBER 31, 1997 AND 1996
              --------------------------------------------------


     The financial statements of Pratt Casino Corporation ("PCC") for the two years ended December 31, 1997 and 1996 were examined by Arthur Andersen LLP, independent public accountants, whose report thereon dated March 23, 1998 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Arthur Andersen LLP also issued a report dated March 23, 1998 with respect to the schedules listed in the index to financial statement schedules for the two years ended December 31, 1997 and 1996. Such report was also included in the Company's Annual Report on Form 10-K.

     In October 1998, Greate Bay Casino Corporation ("GBCC"), the Company's parent, filed a complaint against Arthur Andersen LLP and others alleging negligent advice with respect to certain tax consequences resulting from the spin off of GBCC's stock held by Hollywood Casino Corporation to its shareholders on December 31, 1996. The Company subsequently engaged Deloitte & Touche LLP as its new certifying accountants.

     Because of the foregoing litigation, Arthur Andersen LLP believes that it is no longer independent with respect to PCC and consequently has informed the Company that it is unable to reissue its report on the financial statement schedules for the years ended December 31, 1997 and 1996. As a result, Arthur Andersen LLP's report for those two years is not included in this Annual Report on Form 10-K.

     Even if Arthur Andersen LLP were to reissue its report on the financial statement schedules for the years 1997 and 1996, there can be no assurance that such report would be identical to the report dated March 23, 1998, or that such reissued report would not include additional qualifications. However, PCC is not aware of any subsequent events, transactions or other matters that would affect Arthur Andersen LLP's report.

                                                                      SCHEDULE I
                                                                          PAGE 1

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PRATT CASINO CORPORATION
                               (PARENT COMPANY)

                                BALANCE SHEETS

                                    ASSETS

                                                               DECEMBER 31,
                                                       -----------------------------
                                                           1998             1997
                                                       ------------    -------------
Cash and cash equivalents                              $   2,139,000   $     397,000
Due from affiliates, net of valuation allowance                    -         155,000
Other current assets                                          26,000          56,000
                                                       -------------   -------------

 Total current assets                                      2,165,000         608,000
                                                       -------------   -------------

Investment in limited partnership                          3,104,000       2,256,000
                                                       -------------   -------------

                                                       $   5,269,000   $   2,864,000
                                                       =============   =============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current maturity of long-term debt                     $  62,900,000   $  62,900,000
Accounts payable                                              83,000               -
Due to affiliate                                           6,226,000       6,205,000
Accrued interest payable                                   7,280,000       2,892,000
                                                       -------------   -------------

 Total current liabilities                                76,489,000      71,997,000
                                                       -------------   -------------

Long-term debt                                             5,000,000       5,000,000
                                                       -------------   -------------

Investment in and advances to subsidiaries                31,367,000      67,441,000
                                                       -------------   -------------

Shareholder's deficit:
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding                      1,000           1,000
 Accumulated deficit                                    (107,588,000)   (141,575,000)
                                                       -------------   -------------

  Total shareholder's deficit                           (107,587,000)   (141,574,000)
                                                       -------------   -------------

                                                       $   5,269,000   $   2,864,000
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

                                                                      SCHEDULE I
                                                                          PAGE 2

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PRATT CASINO CORPORATION
                               (PARENT COMPANY)

                           STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1998          1997           1996
                                                     ------------  -------------  -------------
Revenues:
 Consulting fees                                     $ 1,200,000   $  1,200,000   $  1,200,000
                                                     -----------   ------------   ------------

Expenses:
 Amortization                                                  -        358,000        358,000
 General and administrative                              325,000        104,000         93,000
                                                     -----------   ------------   ------------

   Total expenses                                        325,000        462,000        451,000
                                                     -----------   ------------   ------------

Income from operations                                   875,000        738,000        749,000
                                                     -----------   ------------   ------------

Non-operating income (expense):
 Interest income                                         159,000        761,000         80,000
 Interest expense                                     (8,043,000)    (8,045,000)    (8,044,000)
 Restructuring costs                                  (1,548,000)             -              -
 Equity in earnings of Limited Partnership             6,494,000      7,008,000      6,162,000
                                                     -----------   ------------   ------------

   Total non-operating expense, net                   (2,938,000)      (276,000)    (1,802,000)
                                                     -----------   ------------   ------------

(Loss) income before income taxes and other items     (2,063,000)       462,000     (1,053,000)
Income tax (provision) benefit                                 -       (798,000)       358,000
                                                     -----------   ------------   ------------

Loss before non-recurring and other items             (2,063,000)      (336,000)      (695,000)
 Write off deferred financing costs                            -     (2,250,000)             -
                                                     -----------   ------------   ------------

Loss before other items                               (2,063,000)    (2,586,000)      (695,000)
 Equity in (losses) income of
   consolidated subsidiaries                          (4,068,000)     3,773,000    (32,999,000)
 Equity in earnings (losses) of and gain on
   elimination of investment in
   GB Holdings, Inc.                                  40,118,000    (37,656,000)             -
                                                     -----------   ------------   ------------

Net income (loss)                                    $33,987,000   $(36,469,000)  $(33,694,000)
                                                     ===========   ============   ============

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

                                                                      SCHEDULE I
                                                                          PAGE 3

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PRATT CASINO CORPORATION
                               (PARENT COMPANY)

                           STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                          1998         1997          1996
                                                       ----------  ------------  ------------
Net cash provided by (used in) operating activities    $1,742,000  $   285,000   $   (52,000)
                                                       ----------  -----------   -----------

Investing activities:
 Short-term investment                                          -    2,000,000    (2,000,000)
                                                       ----------  -----------   -----------

  Net cash provided by (used in)
    investing activities                                        -    2,000,000    (2,000,000)
                                                       ----------  -----------   -----------

Financing activities:
 Borrowings from affiliate                                      -    2,505,000     2,150,000
 Advance to affiliate                                           -   (5,000,000)            -
                                                       ----------  -----------   -----------

  Net cash (used in) provided by financing
    activities                                                  -   (2,495,000)    2,150,000
                                                       ----------  -----------   -----------

Net increase (decrease) in cash                         1,742,000     (210,000)       98,000

Cash and cash equivalents at beginning of year            397,000      607,000       509,000
                                                       ----------  -----------   -----------

Cash and cash equivalents at end of year               $2,139,000  $   397,000   $   607,000
                                                       ==========  ===========   ===========

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

                                                                      SCHEDULE I
                                                                          PAGE 4
                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PRATT CASINO CORPORATION
                               (PARENT COMPANY)

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND GUARANTEES OF REGISTRANT

     The accompanying condensed parent company financial statements have been prepared assuming that Pratt Casino Corporation ("PCC") will continue as a going concern. On January 5, 1998, GB Holdings, Inc. ("Holdings") together with its wholly owned subsidiaries, GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. ("GBHC") filed for Chapter 11 bankruptcy protection. The filings under Chapter 11 by these three PCC subsidiaries have created a default under the indenture for the $85,000,000 Senior Note obligations (the "PRT Funding Notes") of PRT Funding Corp. ("PRT Funding"), a wholly owned subsidiary of PCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. In March 1999, PCC, Greate Bay Casino Corporation ("GBCC"), PCC's parent, and the holders of the PRT Funding Notes reached an agreement in principle with Hollywood Casino Corporation ("HCC") for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for HCC's Aurora, Illinois gaming operation and a consulting contract for HCC's Tunica, Mississippi gaming operation. These assets will serve as collateral for $39,250,000 of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of $7,694,000. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding Corp. and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement. There can be no assurance at this time that the Restructuring will be successfully completed. The default under the indenture for the PRT Funding Notes raises substantial doubt about PCC's ability to continue as a going concern. The condensed parent company financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                          PAGE 5
                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PRATT CASINO CORPORATION
                               (PARENT COMPANY)

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(2)  SCHEDULED PAYMENTS OF LONG-TERM DEBT

     PCC's long-term indebtedness includes a $62,900,000 promissory note to PRT Funding Corp. Under the terms of the loan agreement, should a default occur under the indenture for the PRT Funding Notes which accelerates the maturity of such notes, the maturity of the promissory note from PCC is to be accelerated as well. Such a default occurred under the Indenture for the PRT Funding Notes in January 1998 when certain subsidiaries of PCC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, the accompanying parent company balance sheets of PCC at December 31, 1998 and 1997 reflect the promissory note balance as currently due.

     PCC's other long-term debt outstanding of $5,000,000 at December 31, 1998 to PRT Funding Corp. matures during 2004. Interest on the note accrues at the rate of 14 5/8% per annum.

     Interest paid by PCC during the years ended December 31, 1998, 1997 and 1996 amounted to $3,655,000, $7,314,000 and $7,679,000, respectively.

(3)  DISTRIBUTIONS RECEIVED

     PCC received distributions from Pratt Management, L.P. amounting to $5,646,000, $6,498,000 and $6,433,000, respectively, during the years ended December 31, 1998, 1997 and 1996.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS

                                                   AMOUNTS
                                      BALANCE AT  CHARGED TO                                                  BALANCE
                                      BEGINNING    COSTS AND                                                  AT END
            DESCRIPTION               OF PERIOD    EXPENSES       DEDUCTIONS              OTHER              OF PERIOD
            -----------              -----------  -----------  ---------------       ---------------        -----------
YEAR ENDED DECEMBER 31, 1998:
 Valuation allowance on affiliate
    receivables                      $         -  $ 2,450,000  $             -       $     18,458,000  (1)  $20,908,000
                                     ===========  ===========  ===============       ================       ===========

YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful
  accounts receivable                $15,524,000  $ 3,195,000  $    (3,764,000) (2)  $    (14,955,000) (4)  $         -
 Valuation allowance on
  affiliate receivables                        -    9,650,000                -             (9,650,000) (4)            -
 Allowance for obligatory
  investments                          4,401,000    1,241,000          (71,000) (3)        (5,571,000) (4)            -
                                     -----------  -----------  ---------------       ----------------       -----------

                                     $19,925,000  $14,086,000  $    (3,835,000)      $    (30,176,000)      $         -
                                     ===========  ===========  ===============       ================       ===========

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful
  accounts receivable                $16,494,000  $ 2,167,000  $    (3,137,000) (2)  $              -       $15,524,000
 Allowance for obligatory
  investments                          3,792,000    1,344,000         (735,000) (3)                 -         4,401,000
                                     -----------  -----------  ---------------       ----------------       -----------

                                     $20,286,000  $ 3,511,000  $    (3,872,000)      $              -       $19,925,000
                                     ===========  ===========  ===============       ================       ===========

______________________

(1) Represents valuation allowances on notes and associated interest due from Greate Bay Hotel and Casino, Inc., a wholly owned subsidiary of GB Holdings, Inc. At December 31, 1997, such amounts were reflected as an adjustment to PCC's negative investment in GB Holdings, Inc. During 1998, the negative investment was written off and the outstanding receivables were reclassified to due from affiliates. The December 31, 1997 adjustment to the negative investment is reflected above under the caption "Other".
(2)  Represents net write-offs of uncollectible accounts.
(3) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.
(4) Represents write-off of allowances resulting from GB Holdings, Inc. and its subsidiaries no longer being included on the consolidated financial statements of Pratt Casino Corporation.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.